Form 10-K405
period 1997-12-31
HYBRID NETWORKS INC
filed 1998-03-31
CIK 900091

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K



(Mark One)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 1997

                                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER:  0-23289

                                HYBRID NETWORKS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              77-0252931
     (STATE OF OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                  10161 Bubb Road, Cupertino, California, 95014
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 725-3250


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                         None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Common Stock, par value $0.001 per share

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  /X /  No   .

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

     As of February 27, 1998, there were outstanding 10,345,354 shares of the Registrant's common stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant (based on the closing price ($5.13) for the common stock) was approximately $39,724,473. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

                                HYBRID NETWORKS, INC.
                              Annual Report on Form 10-K
                     For the fiscal year ended December 31, 1997


                                  TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .   10
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .   10
  ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . . . . .   11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . .   13
  ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . .   15
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   15
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . .   32
  ITEM 8.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .   32
  ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . .   32

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . . . . .   33
  ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . .   33
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . .   36
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . .   37
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

                                        PART I

ITEM 1.   BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS."

     Hybrid Networks, Inc. is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the "last mile" connection to the end-user which causes slow response time for those accessing bandwidth-intensive information over the Internet or corporate intranets. The Company's customers include broadband wireless system operators, cable system operators, ISPs, resellers and other companies that provide broadband networking systems or services to business and residential users. Hybrid's Series 2000 product line consists of secure headend routers, wireless or cable modems and management software for use with either cable TV or wireless transmission facilities. Because the substantial majority of wireless and cable transmission facilities are not capable of two-way transmissions, the Series 2000 has been designed to utilize a variety of return paths, including the public switched telephone network. The Series 2000 system also features a router to provide corporate telecommuters and others in remote locations secure access to their files on the corporate intranet. The Series 2000 is capable of supporting a combination of speeds, media and protocols in a single wireless or cable system, providing system operators with flexible, scalable and upgradeable solutions that allow them to offer cost-effective broadband access to their subscribers.

PRODUCTS, TECHNOLOGY AND SERVICES

     Hybrid's Series 2000 product line provides broadband wireless system operators, cable system operators, ISPs and other businesses with a cost-effective, high speed Internet and intranet access solution. The Company's products include secure headend routers, wireless and cable modems and management software for use with either wireless transmission facilities or cable TV transmission facilities. The Company's headend products are used by broadband wireless system operators, cable system operators and other customers to transmit and receive data across networks and to manage networks and modems. Hybrid's client modems and routers are used by subscribers of the Company's customers and can be used as single-user devices or in multi-user local area networks ("LANs"). The Company's products incorporate proprietary technology that enables the same system to be deployed in either broadband wireless or cable systems and supports both one-way downstream transmission accompanied by upstream transmission via modem and router return or two-way wireless or cable transmission.

PRODUCTS

     The following table outlines the primary components of the Company's Series 2000:

------------------------------------------------------------------------------------------------------------------------------------
HEADEND EQUIPMENT (1)(2)                          PRODUCT DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
CyberManager 2000 (CMG-2000)                      Workstation with proprietary Hybrid software that provides subscriber and network management.
------------------------------------------------------------------------------------------------------------------------------------
CyberMaster Downstream Router (CMD-2000)          High speed downstream RF router that supports up to 60 Mbps aggregate throughput in 12 MHz of spectrum.
------------------------------------------------------------------------------------------------------------------------------------
Upstream Router, Telephone Return
(Ascend Max 4048, 4060)                           Performs the functions of an analog modem bank and terminal server in a telephone return configuration.  Supports up to 48/60 incoming telephone lines.
------------------------------------------------------------------------------------------------------------------------------------
CyberMaster Upstream Router QPSK Return
(CMU 2000-14C and QDC-030-2)                      Upstream receiver and demodulator for two-way QPSK configuration.
------------------------------------------------------------------------------------------------------------------------------------
SINGLE-USER EQUIPMENT (1)(3)
------------------------------------------------------------------------------------------------------------------------------------
Headend Router (HER-2010)                         Highspeed downstream RF router that supports up to 60 Mbps aggregate throughout in
                                                  12 MHz of spectrum.
------------------------------------------------------------------------------------------------------------------------------------
Multi-User Modem/Router (CCM-201)                 Client modem and router that can be used in either wireless or cable systems.
                                                  Supports up to 20 users.  Client modem that can be used in either wireless or cable systems.  Supports a single user.
------------------------------------------------------------------------------------------------------------------------------------


(1)  All products are available for use with wireless or cable systems.

(2) Headend equipment typically ranges in price from $40,000 to $90,000 for a single system.

(3) Modem list prices range from approximately $440 to $795 depending on features.

HEADEND EQUIPMENT

     CYBERMANAGER 2000. The CyberManager 2000 (CMG-2000) is a proprietary subscriber and network management workstation built on a Sun Microsystems Sparc
5. Running proprietary Hybrid software, the CMG-2000 operates as the system administrator interface to the upstream and downstream routers and other third party headend equipment. The CMG-2000 has a 10BaseT interface to connect to a fast Ethernet switch in the headend. Currently, the CMG-2000 supports up to 5,000 subscribers.

     CYBERMASTER DOWNSTREAM ROUTER. The CyberMaster Downstream Router (CMD-2000) is a rack-mounted, Pentium based, PCI/ISA bus industrial microcomputer. It supports SIF and QAM cards, which are used for downstream routing and for 64QAM downstream modulation. The CMD-2000 has a 100BaseT interface to connect to a fast Ethernet switch within the headend. The CMD-2000 supports up to six independent 10 Mbps downstream channels. Each 10 Mbps channel occupies 2 MHz of either wireless or cable spectrum.

     UPSTREAM ROUTER, TELEPHONE RETURN. The Upstream Router, Telephone Return is an Ascend modem bank sold by Hybrid for terminating headend telephone lines in the telephone return configuration. The Ascend 4048 provides a 71 digital interface for 48 lines in the United States and the Ascend 4060 provides an E1 digital or a primary rate interface for international applications. The system also operates with modem banks and upstream router from US Robotics, Motorola and other suppliers provided by the customer.

     CYBERMASTER UPSTREAM ROUTER QPSK RETURN. The Cybermaster upstream router is a rack mounted, Pentium based, PCI/ISA bus industrial microcomputer. The product houses dual QPSK receiver cards which demodulate upstream QPSK signals. The CMU-2000-14C has a 100 BaseT interface to connect to a fast ethernet switch at the headend. The CMU supports up to 28 upstream signals each with 256 to 5 Mbits data rate.

END-USER EQUIPMENT

     HEADEND ROUTER. The Series 2000 Headend Router (HER-2010) is a rack-mounted, Pentium based, PCI/ISA bust industrial microcomputer. The product supports SIF and QAM cards, which are used for downstream routing and for 64QAM downstream modulation. The HER-2010 has a 1000BaseT interface to connect to a fast Ethernet switch within the headend. The HER-2010 supports up to six independent 10 Mbs downstream channels. Each 10 Mbps channel occupies 2MHz of either wireless or cable spectrum. The HER-2010 can be deployed in one-way RF configurations (cable/wireless downstream and telco/router return).

     MULTI-USER MODEM/ROUTER. The Multi-User Modem/Router (CCM-201) supports 10 Mbps, 64QAM downstream data transmission on both wireless and cable systems and upstream transmission via analog modem, router or wireless or cable return.
Each CCM-201 includes routing capability to support up to 20 networked devices (PC, Macintosh or workstation). The CCM-201 has a number of security features including system authentication, user ID, public and private key management and optional DES encryption.

     SINGLE-USER MODEM. The Single-User Modem (N-201) supports 10 Mbps, 64QAM downstream data transmission on both wireless and cable systems and upstream transmission via analog modem, router, and wireless or cable return. Each N-201 supports one client device which can be a PC, Macintosh or workstation.

TECHNOLOGY

     The Series 2000 product line is an integrated broadband access system. The Series 2000 is media independent, allowing the same system components to be deployed in either wireless or cable systems. It utilizes proprietary asymmetric networking technology that allows for optimal use of available frequencies. The Series 2000 supports both asymmetric two-way transmission on a wireless or cable system and asymmetric telephone- or router-return on either a broadband wireless or cable system. The Company's proprietary sub-channelization technology splits a standard 6 MHz channel into three 2 MHz slices for downstream transmission, providing greater flexibility and minimizing the effects of multipath interference in wireless systems. By providing 2 MHz sub-channelization, the Company's products are also positioned to serve the newly auctioned WCS frequencies, which are only 5 MHz wide. The Series 2000 provides for downstream transmission over wired cable in the interference prone "rolloff" channels that are unsuitable for video broadcast, preserving scarce channels for the cable system operator. The Series 2000 is expandable from an entry-level system supporting up to 5,000 subscribers to serve more than 20,000 subscribers. The modular architecture also accommodates changes to the transport medium, such as upgrades from one-way coaxial cable plant to two-way hybrid fiber coax ("HFC") plant.

SERVICES

     The Company generally performs all consulting, systems engineering, systems integration, installation, training and technical support for its products. Network operations engineers, who combine radio frequency ("RF") and TCP/IP networking expertise, provide network consulting to support the sales force, assisting sales representatives and customers in defining the specifications for the system to be installed. The Company's network operations group also works with the customer during site preparation to aid in systems engineering, system integration, installation and acceptance testing to ensure a successful system start-up. Services are provided on a time and materials basis. Each customer is required to enroll, for a fee, at least one person in the Company's one-week training course; enrollment for multiple employees from the customer organization is encouraged and supported with a discounted fee schedule. These training courses are tailored to specific implementations of the Company's products and cover the installation, operation and maintenance of the Company's headend and client modem products in a network operating environment. The Company typically provides a one-year warranty on its hardware products that includes factory and on-site repair service as needed. Customer support also includes telephone support, maintenance releases and technical bulletins covering all of the Company's software and firmware products that contain application code. The Company provides support after expiration of the warranty period as a purchase option, including on-site field support.

CUSTOMERS

     The Company's customers include broadband wireless system operators, cable system operators, ISPs, resellers and other businesses. The following table sets forth certain customers of the Company who have purchased at least $200,000 of products from the Company during 1997.


BROADBAND WIRELESS                  CABLE SYSTEM                                                RESELLERS AND
SYSTEM OPERATORS                    OPERATORS                     ISPs                          OTHERS
-------------------------------     --------------------------    ---------------------------   ------------------------
*   American Telecasting, Inc.      *   RCN Corporation           *    AT&T and AT&T WorldNet   *   Alcatel Telecom and
*   CS Wire Systems, Inc            *   Jones Intercable, Inc.    *   DirectNet, Inc.                Alcatel Bell N.V.
*   People's Choice TV                                            *   InterjetNet, Inc.         *   Communications
     Corporation                                                  *   Internet Ventures, Inc.        Resource Company
*   Sioux Valley Rural TV                                                                       *   Nfusion
*   TCM Holdings                                                                                *   Itochu Corporation
*   Wireless CATV Systems                                                                       *   Network Systems
*   World-Wide Wireless, Inc.                                                                        Technologies, Inc.
                                                                                                *   3D Communications


     To date, a small number of customers has accounted for a substantial portion of the Company's net sales. The Company expects that net sales from the sale of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. A limited number of broadband wireless system operators and cable system operators account for a majority of capital equipment purchases in their respective markets, and the Company's success will be dependent upon its ability to establish and maintain relationships with these companies. In addition, the Company has increased sales through distributors, with 3D Communications, a subsidiary of IKON Corporation, becoming the largest distributor customer in 1997, accounting for 13.7% of the Company's net sales. No other customer accounted for 10% or more of net sales in 1997. In 1996, AT&T Corporation ("AT&T") and Intel Corporation ("Intel") accounted for 41.0% and 20.7%, respectively, of the Company's net sales; and in 1995, Intel and AT&T accounted for 51.6% and 28.2%, respectively, of the Company's net sales. During 1994, 1995 and 1996, Intel manufactured certain products based on the Company's design, and jointly marketed the Company's products with its own. Intel no longer purchases products from the Company, but it remains a stockholder of the Company and maintains certain licensing and manufacturing rights to certain Hybrid products. AT&T continued to purchase products from the Company in 1997, although the volume of those purchases was less than 10% of the Company's net sales.

     During 1997, approximately one-half of the Company's net sales were attributable to broadband wireless system customers and the balance to cable system customers. The Company anticipates that the trend of increasing sales to broadband wireless customers will continue during 1998, although changes could occur in Hybrid's product offerings or other circumstances that might affect this trend. The Company's customers, particularly those in the broadband wireless industry, include companies in the early stage of development or in need of capital to upgrade or expand their services. In order to address the needs and competitive factors facing the emerging broadband access market, the Company on occasion has provided customers extended payment, promotional pricing or other terms. For instance, Internet Ventures, Inc., which accounted for 7.5% of the Company's net sales in 1997 accounted for 8.7% of the Company's accounts receivable as of December 31, 1997, was provided extended payment terms. The provision of extended payment terms, or the extension of promotional payment, pricing or other terms can have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES, MARKETING AND DISTRIBUTION

     The Company markets and sells its products in the United States through its domestic field sales force and sales support organization. The Company also sells its products through distributors, VARs and OEMs. The Company's sales and marketing, senior management and technical staff work closely with existing and potential customers to help them develop the market potential of high speed Internet access services and to help them develop relationships with other companies that have the facilities and expertise necessary to deliver Internet access services. Field sales offices are located in San Francisco, Atlanta, and Tinton Falls, New Jersey.

     The sale of the Company's products typically involves a significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting three to nine months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, or any significant customer delays payment or fails to pay, the Company's operating results for that quarter could be materially adversely affected. In addition, the Company's customers include companies in the early stage of development or in need of capital to upgrade or expand their services. Accordingly, in order to address the needs and competitive factors facing the emerging broadband access markets serviced by the broadband wireless system operators, cable system operators and ISPs, the Company on occasion has provided customers extended payment, promotional pricing or other terms which can have a material adverse effect on the Company's business, operating results and financial condition.

     The timing and volume of customer orders are difficult to forecast because wireless and cable companies typically require prompt delivery of products and a substantial majority of the Company's sales are booked and shipped in the same quarter. Accordingly, the Company has a limited backlog of orders. Further, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or cancelled with little or no penalty. The Company believes that its backlog at any given time is not a meaningful indicator of future sales.

     The Company's marketing efforts are targeted at broadband wireless system operators, cable system operators and existing ISPs. The Company devotes considerable time and effort to educating potential customers on the business opportunity of providing high speed Internet and intranet access. It accomplishes this through white papers, prototype customer business models, industry speaking engagements and direct customer presentations. The Company also attempts to facilitate introductions and strategic relationships between ISPs and wireless or cable system operators. These strategic relationships bring together the capabilities needed to offer high speed access service. The Company maintains its industry presence by exhibiting at wireless and cable tradeshows and speaking at conferences and seminars.

     In order to market and sell the Company's products internationally, the Company has entered into several distribution relationships and is seeking to enter into additional distribution relationships as well. Alcatel Standard Electrica S.A. has worldwide nonexclusive distribution rights for the Company's products and is the Company's main distributor in Europe.

MANUFACTURING

     The Company's manufacturing strategy is to perform system integration, testing and quality inspection internally and to outsource the manufacturing of the product modules to multiple third parties where it is more cost-effective. The Company's future success will depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. The Company maintains a limited in-house manufacturing capability for performing system integration and testing on all headend products and for manufacturing small quantities of modems at its headquarters in Cupertino. The Company's in-house manufacturing capability, however, is largely used for pilot production of new modem designs and sample testing of products received from volume modem manufacturers, as well as for developing the manufacturing process and documentation for new products in preparation for outsourcing.

     The Company's future success will depend, in significant part, on its ability to obtain high volume manufacturing at low costs. The Company entered into an agreement pursuant to which Sharp Corporation ("Sharp") has been the exclusive OEM supplier through Itochu Corporation ("Itochu") of certain of the Company's client modems, including the substantial majority of those utilized in the Series 2000. During the second quarter and a portion of the third quarter of 1997, the Company did not receive the full shipment of modems anticipated from Sharp because of technical delays in product integration. While these problems have since been resolved, there can be no assurance that the Company will not experience similar supply problems in the future at Sharp or any other manufacturer. The Company has had only limited experience manufacturing its products to date, and there can be no assurance that the Company, Sharp or any other manufacturer of the Company's products will be successful in increasing the volume of its manufacturing efforts. The Company may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase its personnel and revise its quality assurance and testing practices. There can be no assurance that any of these efforts will be successful. The Company anticipates the need to reduce the manufacturing costs of its cable modem and will continue to evaluate the use of low cost third party suppliers and manufacturers.

     Subcontractors supply both standard components and subassemblies manufactured to the Company's specifications. Standard components include the Sun Microsystems Sparc5 workstation and its Sun Operating System (OS); Intel's Ethernet cards and Pentium-based PCI processor cards; and NextLevel Systems' Upconverter. The CyberManager 2000 and CyberCommuter 2000 Secure Router are built on the Sparc5/Sun OS platform by installing the Company's proprietary network subscriber and network management software, HybridWare. The CyberMaster Downstream Router (CMD) and CyberMaster Upstream Router, Telephone Return (CMU) are built on Intel's Pentium-based PCI/ISA-based computer cards installed in standard rack-mounted backplanes from Industrial Computer Source (ICS) that are configured to the Company's specification. The Company's proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

     The Company is dependent upon certain key suppliers for a number of the components for its products. For example, the Company currently only has one vendor, BroadCom Corporation, for the 64 QAM demodulator semiconductors that are used in the Company's server and client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of the Company's competitors before making them available to the Company. This could have the effect of putting the Company at a competitive disadvantage with regard to time to market or cause the Company to have to redesign its products if competitors influence changes in BroadCom's products. Hitachi is the sole supplier of the processors used in certain of the Company's modems. In addition, certain other components for products that the Company has under development are currently only available from a single source. For example, Stanford Telecom, which is a competitor for at least one of the Company's broadband wireless products, is currently the sole supplier for certain components used in the Company's products, although the Company is in the process of developing one or more alternative sources. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitation in component product capacities due to significant worldwide demand for such components. Any significant interruption or delay in the supply of components for the Company's products or significant increase in the price of components due to short supply or otherwise could have a material adverse effect on the Company's ability to manufacture its products and, therefore, could have a material adverse effect on its business, operating results and financial condition.

     Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. Such errors have occurred in the past in the Company's products, and there can be no assurance that, despite testing by the Company and use by current and potential customers, errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses to the Company or its customers. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company's products generally carry a one-year warranty for replacement of parts. Due to the relatively recent introduction of the Series 2000 products, the Company has limited experience with the problems that could arise with this generation of products. The Company's purchase agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's purchase gareements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any significant product liability claims to date, the sale and support of the Company's products may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

     As of December 31, 1997, the Company's research and development staff consisted of 36 full-time employees. The Company's total research and development expenses for 1997, 1996 and 1995 were $7,108,000, $5,076,000 and
$3,862,000, respectively. The Company will continue its efforts to increase the scalability and performance of its current broadband systems, to enhance the systems for broadband wireless system operators and to migrate toward standards compliance. The Company expects to increase scalability by developing an optional relational database that will handle subscriber bases of up to 20,000 per system and new SNMP-based network management capabilities that will allow operators to manage their network centrally. The Company is optimizing its product's radio frequency (RF) tuners for the currently targeted wireless-cable and WCS frequency bands, 2-3 GHz and LPTV (400-800 MHz), and expects to add LMDS products to its offerings.

     The Company is developing a new two-way product utilizing QPSK modulation in place of the current FSK return product. This QPSK product will utilize standards-compliant chipsets and a cost-effective channel sharing algorithm. It will support both wireless and cable return. In addition, the Company is developing a prototype system targeted for ISP customers consisting of a broadband downstream router that can be installed in existing ISP networks and will interoperate with standard ISP equipment and operational procedures. See "Factors That May Affect Future Operating Results--Competing Technologies and Evolving Industry Standards."

     To address competitive and pricing pressures, the Company expects that it will have to reduce the cost of manufacturing client modems significantly through design and engineering changes. Such changes may involve redesigning the Company's products to utilize more highly integrated components and more automated manufacturing techniques. There can be no assurance that the Company will be successful in these efforts, that a redesign can be made on a timely basis and without introducing significant errors and product defects or that a redesign will result in sufficient cost reductions to allow the Company to reduce the list price of its client cable modems significantly.

     In addition, from time to time, the Company considers collaborative relationships with other entities to gain access to certain technologies that could enhance the Company's product offerings, broaden the market for the Company's products or accelerate time to market. In connection with such collaborative relationships, the Company may seek to jointly develop products, share its technology with other entities and license technology from such entities. In November 1997, the Company entered into a Warrant Purchase Agreement with Alcatel pursuant to which Alcatel agreed to provide the Company with certain technical information and the parties agreed to use commercially reasonable efforts to define and carry out a development program regarding broadband data modulation technology and to cross-license the technology developed. As of February 27, 1998, the parties had not defined such a program. In connection with entering into the Warrant Purchase Agreement, the Company issued to Alcatel a five-year warrant to purchase 458,295 shares of Common Stock at an exercise price of $10.91 per share. The relationship between the Company and Alcatel is in the early stages, and, accordingly, there can be no assurance that the relationship will result in the development of commercially viable products or that the Company will otherwise significantly benefit from its relationship with Alcatel.

     The market for high speed Internet access products is characterized by rapidly changing and competing technologies, evolving industry standards and frequent new product introductions leading to short product life cycles. As standards evolve in the market, such as the Multimedia Cable Network System ("MCNS") specifications, the Company will work toward complying with such standards. There can be no assurance that the Company's engineering and product design efforts will be successful or that the Company will be successful at developing new products in the future. Any failure to release new products or to fix, upgrade or redesign old products on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The market for high speed network connectivity products and services is intensely competitive. The principal competitive factors in this market include product performance and features (including speed of transmission and upstream transmission capabilities), reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with cable and broadband wireless system operators and ISPs, standards compliance and general industry and economic conditions. Certain of these factors are outside of the Company's control. The existing conditions in the high speed network connectivity market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for the Company's products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put the Company at a disadvantage in relation to its competitors.

     The Company's current and potential competitors include providers of asymmetric cable modems, other types of cable modems and other broadband access products. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than the Company. In addition, many of the Company's competitors are in a better position to withstand any significant reduction in capital spending by cable or broadband wireless system operators.

Certain of the Company's competitors have established relationships with cable system operators and telephone companies ("telcos") and, based on these relationships, may have more direct access to the decision-makers of such cable system operators and telcos. In addition, the Company could face potential competition from certain of its suppliers, such as Sharp, if it were to develop or license modems for sale to others. In addition, suppliers such as Cisco Systems, which manufactures routers, could become competitors should they decide to enter the Company's markets directly. Stanford Telecom, which manufacturers QPSK components and is the sole supplier for certain components used in the Company's products, has become a competitor for at least one of the Company's products in the broadband wireless market. There can be no assurance that the Company will be able to compete effectively in its target markets.

     The Company's principal competitors in the wireless modem market, Bay Networks, Harmonic Lightwaves through its acquisition of New Media Communications, Motorola, NextLevel Systems and Stanford Telecommunications, are providing wireless Internet connectivity over wireless cable and LMDS frequencies.

     The principal competitors in the cable modem market include Bay Networks, Motorola, NextLevel Systems and 3Com and its subsidiary U.S. Robotics. Other cable modem competitors include Cisco Systems, Com21, Hayes Microcomputer Products, Phasecom, Scientific-Atlanta, Terayon, Toshiba and Zenith Electronics, as well as a number of smaller, more specialized companies. Certain competitors have entered into partnerships with computer networking companies that may give such competitors greater visibility in this market. For example, CISCO has announced intentions to develop solutions based on the MCNS standard with several cable modem vendors and in December 1997 announced an MCNS-compliant integrated router and cable modem to offer high-speed Internet access. Certain of the Company's competitors have already introduced or announced high speed connectivity products that are priced lower than the Company's, and certain other competitors are more focused on and experienced in selling and marketing two-way cable transmission products. There can be no assurance that additional competitors will not introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than the Company's products.

     To be successful, the Company's Series 2000 products must achieve market acceptance and the Company must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. The Company must continue to develop products with improved performance over two-way cable transmission facilities and with the ability to perform over two-way wireless transmission facilities. There can be no assurance that the Company will meet these challenges, that it will be able to compete successfully against current or future competitors, or that the competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results and financial conditions. Further, as a strategic response to changes in the competitive environment, the Company may make certain extended payment, pricing, service, marketing or other promotional decisions or enter into acquisitions or new ventures that can have a material adverse effect on the Company's business, operating results or financial conditions.

     Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators are in competition with satellite TV providers. In telephony networks, Digital Subscriber Line ("xDSL") technology enables digitally compressed video signals to be transmitted through existing telephone lines to the home. Recently several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL service. In the event that any competing architecture or technology were to limit or halt the deployment of coaxial or HFC systems, the Company's business, operating results and financial condition could be materially adversely affected.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company currently has two patents issued in the United States as well as pending patent applications in the United States, Europe and Japan that relate to its network and modem technology as well as communication processes implemented in those devices. The Company's two issued U.S. patents relate to the Company's basic client cable modem device and methodology and asymmetric system architecture and methodology. The Company initially obtained U.S. Patent No. 5,347,304 in September 1994, filed an application for the reissuance of the patent with the U.S. Patent and Trademark Office in November 1994 and anticipates that the patent will be reissued in the near future. In the future, the Company intends to seek further United States and foreign patents on its technology. There can be no assurance that any of these patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed will be of sufficient scope or strength, or be issued in sufficient countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Moreover, any patents that have been or may be issued might be challenged, as is the case with the Company's recently initiated patent litigation. (See "Legal Proceedings"). Any such challenge could result in time consuming and costly litigation and result in the Company's patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

     The Company has entered into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with certain of its suppliers, distributors and customers in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States.

     In the past, the Company has received, and in the future may receive, notices from third parties claiming that the Company's products or proprietary rights infringe the proprietary rights of third parties. The Company expects that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has and in the future may license its patents or proprietary rights for commercial or other reasons to parties who are or may become competitors of the Company. Further the Company has recently, and may in the future, elect to initiate claims or litigation against third parties for infringement of the Company's patents or proprietary rights or to establish the validity of the Company's patents or proprietary right. The Company has sent notices to certain third parties offering to license the Company's patents for products which may be infringing the Company's patent rights. The Company has recently initiated patent infringement litigation against two parties, who in response are seeking declarations of invalidity of the Company's patents and non-infringement of such patents. The Company has not yet determined if it will assert claims against additional parties or others. There can be no assurance that such notifications will not involve additional potential litigation initiated by the Company or additional related countersuits by third parties seeking to challenge the Company's patents or asserting infringement by the Company. Patent litigation can be time consuming and costly and therefore have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1997, the Company had 87 full-time employees. None of the Company's employees is represented by a collective bargaining unit with respect to his or her employment with the Company, nor has the Company ever experienced an organized work stoppage.

ITEM 2.   PROPERTIES

     The Company leases approximately 14,900 square feet of office, research and development and manufacturing space in Cupertino, California. The Company also subleases approximately 10,200 square feet and 9,200 square feet in Cupertino under sublease agreements. The current leases for the Cupertino facilities expire between May 1998 and September 1998. The Company plans to move out of these three facilities and consolidate into an single facility which the Company subleased in February 1998. The new subleased facility is for approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, California. The sublease expires in April 2004 and the Company has an option to extend the term of the lease through October 2009. The Company also leases approximately 900 square feet of office space in Tinton Falls, New Jersey, approximately 1,000 square feet of office space in Atlanta, Georgia and approximately 2,400 square feet of office space in San Francisco, California under leases expiring in September 1998, March 1999 and March 2002, respectively. The Company believes that its facilities are adequate to meet its needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near its current facilities.

ITEM 3.   LEGAL PROCEEDINGS

     The Company initiated a civil action for patent infringement against Com21, Inc., and Celestica, Inc. on January 23, 1998 in the U.S. District Court for the Eastern District of Virginia. In response to the Company's action, Com21, Inc. initiated a declaratory judgment action on January 29, 1998 against the Company in the U.S. District Court for the Northern District of California to obtain a declaration of invalidity of the Company's patents and non-infringement of such patents. The action in the Eastern District of Virginia was subsequently transferred to the Northern District of California on February 23, 1998. The litigation is expected to be time consuming and costly, and, although no monetary claim is asserted against the Company, the action, if resolved adversely to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Written Consent of Stockholders effective as of October 3, 1997 in lieu of a Special Meeting of Stockholders, the following items were approved by the stockholders of the Company:

                                                                                                                           BROKER
                                                               FOR*               AGAINST             ABSTAIN*           NON-VOTE
                                                               ----               -------             --------           --------
1.  Amendment and Restatement of Certificate                19,103,355               0                 534,583                0
    of Incorporation to Effect a 1 for 2.7
    Reserve Stock Split and to Increase the
    Authorized Number of shares of Common Stock
    from 34,000,000 to 100,000,000.

2.  Amendment and Restatement of Certificate of             19,103,355               0                 534,583                0
    Incorporation to be Effective Following
    Initial Public Offering.

3.  Amendment of Bylaws.                                    19,103,355               0                 534,583                0


4.  Approval of 1997 Equity Incentive Plan                  19,103,355               0                 534,583                0
    and Reservation of 1,750,000 shares
    (post-split) thereunder.

5.  Approval of 1997 Directors Stock Option                 19,103,355               0                 534,583                0
    Plan and Reservation of 100,000 shares
    (post-split) thereunder.

6.  Approval of 1997 Employee Stock Purchase                19,103,355               0                 534,583                0
    Plan and Reservation of 225,000 shares
    (post-split) thereunder.

7.  Amendment of 1993 Equity Incentive Plan                 19,103,355               0                 534,583                0
    to Increase the Number of Shares Reserved
    for Issuance thereunder by 66,112 shares
    (post-split).

8.  Amendment of Executive Officer Incentive                19,103,355               0                 534,583                0
    Plan to Increase the Number of Shares
    Reserved for Issuance thereunder by 170,000
    shares (post-split).

9.  Approval of Director/Officer Indemnity                  19,103,355               0                 534,583                0
    Agreements.

------------------------
*    Share numbers are before the Company's reverse
     1 for 2.7 stock split.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers, directors and key personnel of the Company as of February 28, 1998:


NAME                                                   AGE       POSITION
----                                                   ---       --------
EXECUTIVE OFFICERS
  Carl S. Ledbetter. . . . . . . . . . . . . . . .     48        President, Chief Executive Officer and
                                                                   Chairman of the Board of Directors
  Gustavo (Gus) Ezcurra. . . . . . . . . . . . . .     42        Vice President, Sales
  William H. Fry . . . . . . . . . . . . . . . . .     60        Vice President, Operations
  Dan E. Steimle . . . . . . . . . . . . . . . . .     49        Vice President, Finance and Administration,
                                                                   Chief Financial Officer and Secretary

KEY EMPLOYEES AND OTHER DIRECTORS
  Frederick Enns . . . . . . . . . . . . . . . . .     47        Vice President and Chief Technology Officer
  Vishwas R. (Victor) Godbole. . . . . . . . . . .     51        Vice President, Engineering
  Ernest P. Quinones . . . . . . . . . . . . . . .     38        Corporate Controller
  Jane S. Zeletes. . . . . . . . . . . . . . . . .     42        Vice President, Marketing
  James R. Flach (1)(2). . . . . . . . . . . . . .     50        Director
  Stephen E. Halprin (2) . . . . . . . . . . . . .     59        Director
  Gary M. Lauder . . . . . . . . . . . . . . . . .     35        Director
  Douglas M. Leone (1) . . . . . . . . . . . . . .     40        Director

-------------------------

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

(3)  Mr. Strachman ceased being a Director in February 1998.

     CARL S. LEDBETTER joined the Company in January 1996 as its President and Chief Executive Officer, and in August 1996, he became Chairman of the Board. Prior to joining the Company, he served in various positions at AT&T from April 1993 to January 1996, most recently as President of Consumer Products. From 1991 until April 1993, Mr.Ledbetter was Vice President of Sun Microsystems and General Manager of SunSelect, Sun's PC networking business. He is also a director of Software Spectrum, Inc., a software distributor. Mr. Ledbetter holds a B.S. in Mathematics from University of Redlands, an M.A. in Mathematics from Brandeis University and a Ph.D. in Mathematics from Clark University.

     GUSTAVO (GUS) EZCURRA joined the Company in September 1996 as its Vice President, Sales. From May 1994 to September 1996, Mr. Ezcurra was Vice President of Worldwide Sales of the Digital Telephone Systems Division of Harris Corporation, a broadcast equipment manufacturer. From November 1988 to May 1994, he was Vice President of Worldwide Sales of the Broadcast Division of Harris Corporation. Mr. Ezcurra holds a B.S. in Economics from the California Polytechnic State University, San Luis Obispo.

     WILLIAM H. FRY joined the Company in August 1995 as its interim Chief Operating Officer and Acting Vice President, Operations, and in May 1996 he became Vice President, Operations. From July 1994 to July 1995, Mr. Fry was a consultant with Silicon Valley Associates. From 1991 to June 1994, he served as President and CEO of Ion Systems, a manufacturer of semiconductor processing equipment. Mr. Fry holds a B.S. in Industrial Management from LaSalle College.

     DAN E. STEIMLE joined the Company in July 1997 as its Vice President, Finance and Administration, Chief Financial Officer and Secretary. From January 1994 to June 1997, he served as Vice President and Chief Financial Officer of Advanced Fibre Communications, Inc., a telecommunications equipment manufacturer and from July 1997 to September 1997 he served part time as its Vice President, Business Development. From September 1991 to December 1993, Mr. Steimle served as Senior Vice President, Operations and Chief Financial Officer of The Santa Cruz Operation, Inc., an operating system software company. Mr. Steimle serves as a director of Mitek Systems, Inc., a software development company. Mr. Steimle holds a B.S. in Accounting from Ohio State University and an M.B.A. from the University of Cincinnati.

     FREDERICK ENNS joined the Company in September 1994 as Senior Architect and has been Vice President and Chief Technology Officer since August 1996. From November 1992 to September 1994, he served as Director of Hardware Engineering of Hughes LAN Systems, a networking equipment manufacturer. Mr. Enns received a B.S. in Physics from the University of California, San Diego, an M.S. in Physics from the University of Washington and an M.S. in Electrical Engineering from Stanford University.

     VISHWAS R. (VICTOR) GODBOLE joined the Company in May 1997 as its Vice President, Engineering. From June 1992 to April 1997, he worked for Sierra Semiconductor Corporation, a provider of networking and telecommunications components, as Director, Systems Engineering and most recently as Vice President, Strategic Planning and Systems Engineering. Mr. Godbole received a Bachelor of Technology degree in Electrical Engineering from the Indian Institute of Technology, Bombay, India and his M.S. in Electrical Engineering from Oklahoma State University.

     ERNEST P. QUINONES joined the Company in July 1997 as its Controller and was promoted to Corporate Controller in October 1997. From June 1989 to March 1997, Mr. Quinones served in various positions at Genus, Inc., a semiconductor equipment manufacturer, including Acting Chief Financial Officer until his departure. Mr. Quinones received a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant in California.

     JANE S. ZELETES joined the Company in March 1997 as its Director, Product Management, and in September 1997 she was promoted to Vice President, Marketing. Prior to joining the Company, she served as Director of Business Management of USWest Wireless. From 1990 to January 1996, Ms. Zeletes served in various positions at AT&T, most recently as Group Manager of Cordless Telephones, a business unit of AT&T's Consumer Products Division. Ms. Zeletes holds a B.A. in English from the University of Minnesota.

     JAMES R. FLACH has been a director of the Company since May 1995, and he served as acting Chief Executive Officer of the Company from November 1995 to January 1996. Since September 1992, Mr. Flach has been an executive partner of Accel Partners, a venture capital firm. Since September 1992, he has also been the President of Flach & Associates, a Management Services firm, and since March 1997, he has been the Chief Executive Officer of Redback Networks, a network products company. From May 1990 to August 1992, Mr. Flach was Vice President of Intel, serving as the General Manager of Intel's Personal Computer Enhancement Division. He holds a B.S. in Physics from Rensselaer Polytechnic Institute and an M.S. in Applied Mathematics from The Rochester Institute of Technology.

     STEPHEN E. HALPRIN has been a director of the Company since September 1992. He has been a general partner of OSCCO Management Partners, a venture capital firm since 1984 and a general partner of OSCCO Management Partners III since 1989. He currently serves as a director of Landec Corporation, a materials science company. He holds a B.S. in Industrial Management from the Massachusetts Institute of Technology and an M.B.A. from the Stanford University Graduate School of Business.

     GARY M. LAUDER has been a director of the Company since October 1994.
Since 1986 he has been the General Partner of Lauder Partners, a venture capital partnership formed by Mr. Lauder that focuses on advanced technologies for the cable TV marketplace. Since May 1995, Mr. Lauder has been Vice-Chairman of ICTV, Inc., a developer of interactive cable television technology. Mr. Lauder holds a B.A. in International Relations from the University of Pennsylvania, a B.S. in Economics from the Wharton School and an M.B.A. from the Stanford University Graduate School of Business.

     DOUGLAS M. LEONE has been a director of the Company since May 1995. He has been associated with Sequoia Capital, a venture capital firm, since June 1988 and has been a general partner of that firm since April 1993. He currently serves as a director of Infinity Financial Technology, a client server software company, and International Network Services, a networking services company. Mr. Leone holds a B.S. from Cornell University, an M.S. from Columbia University and an M.S. in Management from the Massachusetts Institute of Technology.

     Each officer serves at the discretion of the Board of Directors (the "Board"). The Company's certificate of incorporation and bylaws provide for a classified Board. Accordingly, the terms of the office of the Board of Directors have been divided into three classes. Class I will expire at the annual meeting of the stockholders to be held in 1998; Class

II will expire at the annual meeting of the stockholders to be held in 1999; and Class III will expire at the annual meeting of the stockholders to be held in 2000. At each annual meeting of the stockholders, beginning with the 1998 annual meeting, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors were duly elected and qualified, or until their earlier resignation or removal, if any. Messrs. Halprin and Leone were designated as Class I directors; Mr. Flach was designated as a Class II director; and Messrs. Lauder and Ledbetter were designated as Class III directors. To the extent that there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

BOARD COMMITTEES

     The Audit Committee of the Board consists of Mr. Flach and Mr. Halprin. The Audit Committee reviews the Company's financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by the Company's independent auditors. The Compensation Committee of the Board consists of Mr. Flach and Mr. Leone. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for the Company's officers and employees and administers the Company's employee benefit plans.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information for Common Stock

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "HYBR" since the Company's initial public offering on November 12, 1997. The high and low closing sales prices indicted below are as reported on the Nasdaq National Market.

                                                1997
                                                HIGH             LOW
                                                ----             ---
          Fourth Quarter . . . . . . . .        $24 1/4        $9 1/4

Stockholders

     As of February 27, 1998, there were approximately 183 stockholders of record.

Dividends

     The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The terms of a $5.5 million senior secured convertible debenture (the "$5.5 Million Debenture") prohibits the Company from paying any cash dividends for so long as the $5.5 Million Debenture remains outstanding. In addition, a $4.0 million credit facility (the "Credit Facility") prohibits the Company from paying any cash dividends.

Recent Sales of Unregistered Securities

     In October 1997, the Company issued a warrant to purchase 2,659 shares of Common Stock at an exercise price of $10.91 per share to Venture Bank Group in consideration for extending a credit facility to the Company in the amount of $4.0 million.

     In November 1997, the Company issued a warrant to purchase 458,295 shares of Common Stock at an exercise price of $10.91 per share to Alcatel in consideration for entering into a technology support and development arrangement with the Company.

Use of Initial Public Offering Proceeds

     The Form S-1 Registration Statement (SEC File No. 333-36001) related to the Company's initial public offering of Common Stock, $0.001 par value per share, was declared effective by the SEC on November 11, 1997. A total of 3,105,000 shares of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $43,470,000, which consisted of 2,836,053 shares registered on behalf of the Company (with an aggregate registered offering price of $39,704,742) and 268,947 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $3,765,258). The offering commenced on November 12, 1997 and all 2,836,053 and 268,947 shares of Common Stock being offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by NationsBanc Montgomery Securities and UBS Securities. The offering terminated on November 12, 1997, immediately after all of the Common Stock was sold.

     The Company and the selling stockholders paid to the underwriters an underwriting discount totaling $2,779,332 and $263,568, respectively, in connection with the offering. In addition the Company reasonably estimates that it incurred additional expenses of approximately $1,280,000 in connection with the offering. Thus the net offering proceeds to the Company and the selling stockholders were approximately $35,645,410 and $3,501,690, respectively. The underwriting discount and the other offering expenses were not made directly or indirectly to any directors, officers of the Company (or their associates), or persons owning ten (10) percent or more of any class of equity securities of the Company or to any other affiliates of the Company.

     Through December 31, 1997 the net offering proceeds to the Company have been utilized as follows:

                                             Direct or indirect payments to
                                           directors, officers, general partners
                                            of the Company or their associates;
                                            to persons owning ten percent or
                                                more of any class of equity
                                             securities of the Company; and
          Use                                  to affiliates of the Company            Direct or indirect payments to others
---------------------------------        -------------------------------------        --------------------------------------
Construction of plant,                                      --                                          --
building and facilities

Purchase and installation of                                --                                      $   179,000
machinery and equipment

Purchase of real estate                                     --                                          --

Acquisition of other business(es)                           --                                          --

Repayment of indebtedness                               $1,371,319                                    5,627,497

Working capital                                             --                                        1,534,230

Temporary investment (specify)-                             --                                       26,933,364
Alex. Brown Investment Account
and General Bank Account

Other purposes (specify)                                    --                                          --

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                  YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
                                                             ----           ----           ----           ----           ----
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . .   $ 14,270       $  2,962       $    630       $    668       $  1,010
Cost of sales. . . . . . . . . . . . . . . . . . . . .     12,258          3,130            761          1,362            746
                                                         --------       --------       --------       --------       --------
    Gross profit (loss). . . . . . . . . . . . . . . .      2,012           (168)          (131)          (694)           264
                                                         --------       --------       --------       --------       --------
Operating expenses:
  Research and development . . . . . . . . . . . . . .      7,108          5,076          3,862          1,251            271
  Sales and marketing. . . . . . . . . . . . . . . . .      4,319          1,786            390            348            133
  General and administrative . . . . . . . . . . . . .      3,606          1,714            748            533            250
                                                         --------       --------       --------       --------       --------
    Total operating expenses . . . . . . . . . . . . .     15,033          8,576          5,000          2,132            654
                                                         --------       --------       --------       --------       --------
      Loss from operations . . . . . . . . . . . . . .    (13,021)        (8,744)        (5,131)        (2,826)          (390)
Interest income and other expense, net . . . . . . . .        399            257            166             30              5
Interest expense . . . . . . . . . . . . . . . . . . .       (968)           (28)          (304)          (101)            --
                                                         --------       --------       --------       --------       --------
      Net loss . . . . . . . . . . . . . . . . . . . .   $(13,590)      $ (8,515)      $ (5,269)      $ (2,897)      $   (385)
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------
Basic and diluted net loss per share . . . . . . . . .  $   (3.84)      $  (3.36)      $  (2.37)      $  (1.30)       $ (0.18)
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------
Shares used in basic and diluted per share
  calculations(1). . . . . . . . . . . . . . . . . . .      3,541          2,535          2,223          2,226          2,094
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------


                                                                                       DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
                                                             ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Cash, cash equivalent and short term investments . . .   $ 27,148       $  6,886       $  3,353       $  1,426       $  1,031
Working capital. . . . . . . . . . . . . . . . . . . .     35,911          6,944          3,149          1,129            484
Total assets . . . . . . . . . . . . . . . . . . . . .     43,119         10,539          4,586          1,892          1,353
Long-term debt . . . . . . . . . . . . . . . . . . . .      6,118            472            228          2,108            604
Total stockholders' equity (deficit) . . . . . . . . .     33,164          7,709          3,661           (708)             1

(1) See Note 2 of Notes to Financial Statements for an explanation of the number of shares unused to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10K. This Form 10K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Operating Results."

OVERVIEW

     Hybrid is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the "last mile" connection to the end-user which causes slow response time for those accessing bandwidth-intensive information over the Internet or corporate intranets. Hybrid's Series 2000 product line consists of secure headend routers, wireless and cable modems and management software for use with either wireless transmission or cable TV facilities.

     From its inception in June 1990 until September 1996, the Company focused on the design, development, manufacturing and market introduction of the first two generations of Hybrid's Series 1000 ("Series 1000") product line. These product generations offered 5 and 10Mbps access speeds for downstream data. In October 1996, the Company introduced its third generation product line, the Series 2000, which provides 30Mbps downstream access speeds. During the three years ended December31, 1997 the Company sold a limited number of points of presence headend equipment ("PoPs" or "headends") and cable modems from both product series. The Company expects to generate substantially all of its future sales from its Series2000 products, enhancements to these products, new products and related support and networking services. The Company recognizes revenue upon shipment of products and accrues for warranty costs at the time of shipment. To date, net sales include principally product sales and, to a lesser extent, support and networking services.

     The Company sells its products primarily in the United States, and markets its products to a variety of customers, including broadband wireless system operators, cable system operators, ISPs, resellers and certain distributors and communications equipment resellers. Historically, a small number of customers has accounted for a substantial portion of the Company's net sales. For example, the Company has increased sales through distributors, with 3D Communications, a subsidiary of IKON Corporation, becoming the Company's largest customer for 1997. Although the Company has expanded its customer base, the Company expects that a limited number of customers will continue to account for a substantial portion of the Company's net sales for the foreseeable future.
The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations.
As a result, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and an annual basis. If orders from significant customers are delayed, cancelled or otherwise fail to materialize in any particular period, or any significant customer delays payment or fails to pay, the Company can experience significant operating losses in such period. In addition, historically, a substantial majority of the Company's net sales in a given quarter have been recorded in the third month with a concentration in the last two weeks of the quarter. Accordingly, any delay in the closing of quarter end transactions can have a significant impact on the Company's operating results for a particular quarter. Further, the Company's customers include companies in the early stage of development or in need of capital to upgrade or expand their services. In order to address the needs and competitive factors facing the emerging broadband access market, the Company on occasion has provided customers extended payment, promotional pricing or other terms. For instance, Internet Ventures, Inc., which accounted for 7.5% of the Company's net sales for the year ended December 31, 1997, has recently been provided extended payment terms and accounted for 8.7% of the Company's accounts receivable as of December 31, 1997. The provision of extended payment terms, or the extension of promotional payment, pricing or other terms can have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company increased its reserves for doubtful accounts in the fourth quarter of 1997, which
adversely effected operating results.   See "Factors That May Affect Future
Operating Results--Inexperience in Emerging Market," "Factors That May Affect Future Operating Results--Customer Concentration," "Factors That May Affect Future Operating Results--Dependence on Broadband Wireless System Operators" and " Factors That May Affect Future Operating Results--Competition."

     The market for high speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards. The Company's ability to develop and offer competitive products on a timely basis that satisfy industry demands, such as for two-way QPSK, or industry standards such as MCNS, could have a material effect on the Company's business, operating results and financial condition: See "Factors That May Affect Future Operating Results--Competition" and "Factors That May Affect Future Operating Results--Competing Technologies and Evolving Industry Standards." In addition the market for the Company's products has historically experienced significant price erosion over the life of a product, and the Company has experienced and expects to continue to experience pressure on its unit average selling prices ("ASPs"). While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with competitive price pressures or lead to improved gross margins. If the Company is unable to continue to reduce costs, its gross margins and profitability will be adversely affected. The Company's gross margins are also impacted by the sales mix of PoPs and modems. The Company's single-user modems generally have lower margins than its multi-user modems, both of which have lower margins than the Company's headends. Due to current customer demand, the Company anticipates that the sales mix of modems will be weighted toward lower-margin single-user modems in the foreseeable future. As a result, gross margins could be adversely affected in the near term. See "Factors That May Affect Future Operating Results--Need to Reduce Cost of Client Modems," "Factors That May Affect Future Operating Results--Competition" and "Factors That May Affect Future Operating Results--Limited Manufacturing Experience; Sole Source Manufacturing."

     The Company has recently initiated patent infringement litigation against two parties, who in response are seeking declarations of invalidity of the Company's patents and non-infringement. Such litigation could be time consuming and costly and therefore have a material adverse effect on the Company's business, operating results and financial condition.

     The Company incurred net losses for the years ended December31, 1997, 1996 and 1995 of $13,590,000, $8,515,000 and $5,269,000, respectively. As a result, the Company had an accumulated deficit of $30,932,000 as of December 31, 1997. The Company expects to increase its capital expenditures, as well as its research and development and other operating expenses, in order to support and expand the Company's operations. As a result, the Company expects to incur losses for the foreseeable future. See "Factors That May Affect Future Operating Results--Limited Operating History; History of Losses," "Factors That May Affect Future Operating Results--Fluctuations in Operating Results; Absence of Significant Backlog; Continuing Decline of Average Selling Prices" and "Factors That May Affect Future Operating Results--Lengthy Sales Cycle."

     As of December 31, 1997, the Company had approximately $14,052,000 in gross deferred tax assets comprised primarily of net operating loss carryforward and research and development tax credits. The Company believes that, based on a number of factors, there is uncertainty regarding the realizability of the deferred tax assets. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. As a result, the Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate sufficient taxable income to realize its net deferred tax assets. In addition, the utilization of net operating loss carry forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. See Note 12 of Notes to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in the Company's statements of operations for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                        1997           1996           1995
                                                        ----           ----           ----
     Net sales . . . . . . . . . . . . . . . . . .     100.0%         100.0%         100.0%
     Cost of sales . . . . . . . . . . . . . . .        85.9          105.7          120.8
                                                      ------         ------         ------
         Gross margin. . . . . . . . . . . . . .        14.1           (5.7)         (20.8)
                                                      ------         ------         ------
     Operating expenses:
       Research and development. . . . . . . . . .      49.8          171.4          613.0
       Sales and marketing . . . . . . . . . . . .      30.2           60.3           61.9
       General and administrative. . . . . . . .        25.3           57.8          118.7
                                                      ------         ------         ------
         Total operating expenses. . . . . . . . .     105.3          289.5          793.6
                                                      ------         ------         ------
           Loss from operations. . . . . . . . . .     (91.2)        (295.2)        (814.4)
     Interest income and other expense, net. . . .       2.8            8.7           26.3
     Interest expense. . . . . . . . . . . . . .        (6.8)          (1.0)         (48.2)
                                                      ------         ------         ------
         Net loss. . . . . . . . . . . . . . . . .     (95.2)%       (287.5)%       (836.3)%
                                                      ------         ------         ------
                                                      ------         ------         ------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     NET SALES. Net sales were $14,270,000 for the year ended December 31, 1997, compared to net sales of $2,962,000 for the same period in 1996. The significant growth in net sales was primarily due to increased unit shipments as a result of the introduction of the Series 2000 product line in October 1996 offset in part by price declines on certain products in connection with volume purchases. In 1997, broadband wireless system operators accounted for 50.6% of net sales, distributors accounted for 20.4% of net sales, cable systems operators accounted for 19.3% of net sales and ISPs accounted for 9.7% of net sales. During 1996, cable system operators accounted for 40.6% of net sales, ISPs accounted for 43.5% of net sales and broadband wireless system operators accounted for 15.7% of net sales. International sales accounted for 8.5% and 10.1% of net sales for the years ended 1997 and 1996, respectively. The Company had one customer that accounted for 13.7% of net sales during 1997. The Company had two customers that accounted for 41.0% and 20.7%, respectively, of net sales during 1996.

     GROSS PROFIT. Gross margin was 14.1% and negative 5.7%, in 1997 and 1996, respectively. The improvement in gross margin was primarily due to the shift in sales mix from the lower margin Series1000 products to the higher margin
Series 2000 products, lower per unit manufacturing costs and greater absorption of overhead.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of its existing products. Research and development expenses were $7,108,000 and $5,076,000 during the years ended December 31, 1997 and 1996, respectively, representing 49.8% and 171.4% of net sales, respectively. Research and development expenses grew in absolute dollars as a result of increased staffing and associated engineering costs related to new and existing product development. The Company intends to continue to increase its investment in research and development programs in future periods, focusing on wireless technologies, cost improvement and software enhancements.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $4,319,000 and $1,786,000 during the years ended December 31, 1997 and 1996, respectively, representing 30.2% and 60.3% of net sales, respectively. The increase in sales and marketing expenses in absolute dollars was principally due to increased headcount and related payroll costs, increased commissions as a result of higher net sales and increased costs for marketing and promoting the Company's Series 2000 product line. The Company expects sales and marketing expenses to increase in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses were $3,606,000 and $1,714,000 during the years ended December 31, 1997 and 1996, respectively, representing 25.3% and 57.8% of net sales, respectively. The increase in absolute dollars was due to increased charges to the provision for doubtful accounts, increased legal costs to support the Company's patent program and increased headcount and related payroll costs.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. The Company incurred net interest expense during 1997 of $569,000 and earned net interest income of $229,000 during 1996. Net interest expense incurred during 1997 was the result of the Company's use of capital lease financing to fund a majority of its capital expenditures, and interest expense (including noncash expense incurred in the fourth quarter of 1998 related to issuance of Warrants with respect to certain loans obtained in September 1997) incurred on loans obtained to support working capital requirements. Net interest income earned during 1996 was primarily due to higher cash balances as a result of the issuance of Preferred Stock in December 1995 and June 1996, offset in part by the interest expense incurred on outstanding capital lease obligations.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET SALES. Net sales were $2,962,000 and $630,000 in 1996 and 1995, respectively. The increase in net sales was due primarily to the increase in unit sales due to the introduction of the Series 2000 product line in October 1996.

     GROSS PROFIT. Gross margin improved to negative 5.7% in 1996 compared to negative 20.8% in 1995. The improvement in gross margin was primarily attributable to the introduction of the Series 2000 product line, which generally has higher gross margins than the Series 1000 product line, and to the increase in net sales, which allowed for greater absorption of overhead.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $5,076,000 and $3,862,000 for 1996 and 1995, respectively, representing 171.4%
and 613.0% of net sales, respectively. The increase in research and development expenses in absolute dollars during 1996 was due to increased headcount and related labor costs, increased cost of development material to support product development and depreciation expenses associated with capital purchases for product testing.

     SALES AND MARKETING. Sales and marketing expenses were $1,786,000 and $390,000 for 1996 and 1995, respectively, representing 60.3% and 61.9% of net sales, respectively. The increase in sales and marketing expenses in absolute dollars during 1996 was principally due to increased headcount for staff level positions, the hiring of the Company's vice presidents of sales and marketing, increased commissions as a result of higher net sales and increased costs for marketing and promoting the Company's products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,714,000 and $748,000 for 1996 and 1995, respectively, representing 57.8% and 118.7% of net sales, respectively. The increase in general and administrative expenses in absolute dollars during 1996 was due to increased allowances for doubtful accounts, higher legal costs to prosecute patents, and increased headcount and related personnel costs.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. During 1996, the Company had net interest income of $229,000 compared to net interest expense of $138,000 in 1995. The increase in 1996 compared to 1995 was primarily due to higher cash balances as a result of the issuance of Preferred Stock in June1996. The interest income earned during 1996 was offset in part by interest expense incurred on outstanding capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through a combination of debt and equity and equipment lease financing. As of December 31, 1997, the Company had working capital of $35,911,000, including $27,148,000 in cash, cash equivalents and short-term investments, as compared to working capital of $6,944,000 and $6,886,000 in cash and cash equivalents as of December31, 1996. The $20,262,000 increase in cash, cash equivalents and short-term investments for the year ended December 31, 1997 resulted from a number of financings during 1997 which generated net proceeds of $35,645,000 from the sale of common stock through the Company's initial public offering in November 1997 (the "Initial Public Offering"), net proceeds of $2,000,000 from the issuance of Preferred Stock in February 1997, net proceeds of $5,000,000 from the issuance of a $5.5 million Convertible Debenture in April 1997 (the "$5.5 Million Debenture") and proceeds of $6,882,000 from the issuance of Convertible Subordinated Notes Payable in September 1997 (which notes were repaid in November 1997 with net proceeds of the Initial Public Offering). The increase in cash, cash equivalents and marketable securities was partially offset by the need to support the growth in accounts receivable and inventory, as well as, increased operating expenditures.

     Cash used in operating activities during 1997 was $21,435,000, primarily the result of the net loss of $13,590,000, the increase in accounts receivable of $8,697,000 as a result of higher net sales made late in the fourth quarter and extended payment terms given to certain customers, and the increase in inventories of $2,877,000 to support higher sales volumes and the delay of sales orders by several customers in the fourth quarter. Cash used in operating activities during 1997 was offset by $1,175,000 related to the increase in the provision for doubtful accounts as a result of the Company's assessment of the risks associated with several slow paying customers, an increase of $452,000 in the provision for inventory due to the Company's assessment of excess and obsolete inventory levels, depreciation and amortization of $760,000, and increases in accounts payable and accrued liabilities of $609,000 and $648,000, respectively, as a result of increased inventory purchases and operating expenditures.

     Cash used in investing activities during 1997 was $1,700,000, and resulted primarily the result of purchases of short term investments of $981,000 and purchases of property and equipment of $643,000. During 1997, capital expenditures for property and equipment were primarily for computers, furniture, fixtures and engineering test equipment. The Company has funded and expects to continue to fund a substantial portion of its property and equipment expenditures from a variety of sources including direct vendor leasing programs and third party commercial leasing arrangements. As of December 31, 1997, the Company has no material commitments for capital expenditures. The Company expects capital expenditures for the next twelve months to be between $4.0 million to $5.0 million.

     Cash provided by financing activities during 1997 was $42,416,000, attributable primarily to net proceeds of $2,000,000 from the sale of Preferred Stock, net proceeds of $5,000,000 from the issuance of the $5.5 Million Debenture and net proceeds of $35,730,000 from the issuance of Common Stock from the Company's Initial Public Offering in November 1997 and exercise of stock options.

     The Company's principal source of liquidity at December 31, 1997 was cash, cash equivalents and short-term investments of $27,148,000 and the Company's $4.0 million bank credit facility (the "Credit Facility"). The Credit Facility, which expires in October 1998, bears interest at the bank's prime rate and is collateralized by certain of the Company's assets. As of December 31, 1997, the Company has no borrowings outstanding under the Credit Facility.

     The Company believes that cash generated from operations, if any, and existing credit facilities will provide the Company with sufficient to finance its operations for at least the next 12 months. However, the Company may require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to the Company or its stockholders.

     Under the $5.5 Million Debenture, the Company is subject to limitations on the amount of capital expenditures it may incur in any 12 month period and may not declare dividends, retire any subordinated debt other than in accordance with its terms, or distribute its assets to any stockholder so long as the $5.5 Million Debenture remains outstanding. In addition, under the Credit Facility, the Company may not declare dividends. The $5.5 Million Debenture and the Credit Facility are collateralized by substantially all of the Company's assets. See "Factors That May Affect Future Operating Results--Restrictive Debt Covenants" and Notes 6 and 7 of Notes to Financial Statements.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No.130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company has yet to determine the affect of adoption of this statement.

     In June 1997, the Financial Accounting Standards Board issued Statement No.131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stock holders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company has yet to determine the affect of adoption of this statement.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors:

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

     The Company was organized in 1990 and has experienced operating losses each year since that time. As of December 31, 1997, the Company had an accumulated deficit of approximately $30.9 million. Because the Company and the market for broadband access through cable modems is still in an emerging stage, there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability once achieved. The Company began shipment of its first products, the Series1000 product line in 1994 and sold only minimal quantities before replacing them with its Series2000 product line, which was first shipped in October 1996. The revenue and profit potential of the Company's business and the industry is unproven, and the Company's limited operating history makes its future operating results difficult to predict. The Company believes that its growth and future success will be substantially dependent upon broadband wireless system operators, cable system operators and ISPs adopting its technologies, purchasing its products and selling its client modems to cable, wireless and ISP subscribers. The Company has had limited experience selling its products to broadband wireless system operators, cable system operators, ISPs, resellers and other businesses, and there are many impediments to its being able to do so. See "--Inexperience in Emerging Market." The market for the Company's products has only recently begun to develop, is rapidly changing and is characterized by an increasing number of competitors and competing technologies. Certain competitors of the Company currently offer more price competitive products. In the event that the Company's current or future competitors release new products or technologies with more advanced features, better performance or lower prices than the Company's current and future products, demand for the Company's products would decline. See "--Competition." Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has experienced significant growth in net sales in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. In addition, the Company has had negative gross margins in past periods, and there can be no assurance that any continued growth in net sales will result in positive gross profits or operating profits. Future operating results will depend on many factors, including the growth of the wireless and cable modem system markets, demand for the Series 2000 and future product lines, purchasing decisions by wireless and cable companies and their subscribers, the level of product and price competition, market acceptance of competing technologies to deliver high speed Internet access, evolving industry standards, the ability of the Company to develop and market new products and control costs, general economic conditions and other factors. The Company believes that it will continue to experience net losses for the foreseeable future.

FLUCTUATIONS IN OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG; CONTINUING DECLINE OF AVERAGE SELLING PRICES

     The Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and an annual basis. Historically, the Company's quarterly net sales have been unpredictable due to a number of factors. Factors that have influenced and will continue to influence the Company's results of operations in a particular period include: the size and timing of customer orders and subsequent shipments, particularly with respect to the Company's headend equipment; customer order deferrals in anticipation of new products or technologies; timing of product introductions or enhancements by the Company or its competitors; market acceptance of new products; technological changes in the cable, wireless and telecommunications industries; competitive pricing pressures; the effects of extended payment terms, promotional pricing, service, marketing or other terms offered to customers; accuracy of customer forecasts of end-user demand; changes in the Company's operating expenses; personnel changes; quality control of products sold; regulatory changes; customer's capital spending; delays of orders by customers; customers' delay in or failure to pay accounts receivable; and general economic conditions. In addition, the inability to obtain components from suppliers or manufacturers has adversely affected the Company's operating results in the past and may materially adversely affect the Company's operating results in the future. For example, in the second quarter and a portion of the third quarter of 1997, the Company did not receive the full shipment of modems anticipated from Sharp, its primary modem manufacturer, because of technical delays in product integration. As a result, the Company was unable to fill all customer orders for the second quarter. While such problems have since been resolved, there can be no assurance that the Company will not experience similar supply problems in the future with respect to Sharp or any other supplier or manufacturer.

     The timing and volume of customer orders are difficult to forecast because wireless and cable companies typically require delivery of products within 30 days, thus a substantial majority of the Company's net sales are booked and shipped in the same quarter. Accordingly, the Company has a limited backlog of orders, and net sales for any future quarter are difficult to predict. Further, sales are generally made pursuant to purchase orders, which can be rescheduled, reduced or cancelled with little or no penalty. Historically, a substantial majority of the Company's net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter.

Because of the relatively large dollar size of the Company's typical transaction, any delay in the closing of a transaction can have a significant impact on the Company's operating results for a particular period. See "--Lengthy Sales Cycle."

     Historically, average selling prices ("ASPs") in the wireless and cable systems industry have decreased over the life of individual products and technologies. In the past, the Company has experienced decreases in unit ASPs of each of its products. The Company anticipates that unit ASPs of its products will continue to decrease, which would cause continuing downward pressure on the gross margins for these products. The Company's gross margins are also impacted by the sales mix of PoPs and modems. The Company's single-user modems generally have lower margins than its multi-user modems, both of which have lower margins than the Company's headends. Due to current customer demand, the Company anticipates that the sales mix of modems will continue to be weighted toward lower-margin single-user modems in the foreseeable future. See "--Need to Reduce Cost of Client Modems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE

     The sale of the Company's products typically involves a significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures to approve large capital expenditures, to engineer deployment of new technologies within their networks and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting three to nine months and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "--Fluctuations in Quarterly Operating Results; Absence of Significant Backlog; and Continuing Decline of Average Selling Prices".

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The market for high speed Internet access products is characterized by rapidly changing technologies and short product life cycles. Prior to October1996, substantially all of the Company's product sales were attributable to its Series 1000 product line. In October 1996, the Company introduced its Series 2000 product line (which replaced the Series 1000 product lines). The Company is currently generating, and expects to continue to generate in the near term, substantially all of its net sales from its Series 2000 product line and related support and networking services. To date, substantially all products sold have been for telephone return based systems and have involved single-user modems. Since the Series 2000 products have been subject to only limited single-user testing, the reliability, performance and market acceptance of the Company's products are uncertain, and there is increased risk that the products will be affected by problems beyond those that are generally associated with new products. The failure of the current generation of products to perform acceptably in certain beta test situations has caused the Company to make engineering changes to such products, and the Company continues to modify the designs of its products in an attempt to increase their reliability and performance. There can be no assurance that the Company's engineering and product design efforts will be successful. The Company's future success will depend in part upon its ability to develop, introduce and market new products or enhancements to existing products in a timely manner and to respond to competitive pressures, changing industry standards or technological advances. For example, the Company is currently developing products for two-way cable transmission using QPSK technology which the Company believes its customers will require. In addition, the Company is developing products for two-way broadband wireless transmission. There can be no assurance that the Company will successfully develop or introduce new products, or that any new products will achieve market acceptance. Any failure to release new products or to fix, upgrade or redesign existing products on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. In addition, as the Company introduces new products that cause existing products to become obsolete, the Company could experience inventory writeoffs, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, to the extent customers demand two-way products, demand for the Company's wireless and cable systems that utilize telephone return could be adversely effected. See "Business--Products, Technology and Services" and "Business--Research and Development."

COMPETING TECHNOLOGIES AND EVOLVING INDUSTRY STANDARDS

     The market for high speed Internet access products is characterized by competing technologies, evolving industry standards and frequent new product introductions. Market acceptance of alternative wired technologies, such as Integrated Services Digital Network ("ISDN") or xDSL, or wireless technologies, such as DBS, could decrease the demand for the Company's products or render such products obsolete if such alternatives are viewed as providing faster access, greater reliability or improved cost-effectiveness. In particular, it is possible that the perceived high speed access advantage provided by cable and broadband wireless systems may be undermined by the need to share bandwidth, which results in the reduction in individual throughput speeds. In addition, the emergence or evolution of industry standards, through either adoption by official standards committees or widespread use by cable system operators, broadband wireless system operators or telcos, could require the Company to redesign its products, resulting in delays in the introduction of such products. For instance, the Company's products are not in full compliance with the DAVIC specifications that are supported in Europe or the recently announced preliminary versions of the MCNS specifications or IEEE standards. Recently, certain cable customers and competitors have been giving increased emphasis to the value of compliance with MCNS specifications. If those specifications or other specifications or standards become widely accepted, and assuming the Company's products are not in compliance, the Company's customers and potential customers may refuse to purchase the Company's products, materially adversely affecting its business, operating results and financial condition. Further, the Company's products are not compatible with headend equipment and modems of other suppliers of broadband Internet access products. As a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase the Company's products. The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. Market acceptance of new technologies or the failure of the Company to develop and introduce new products or enhancements directed at new industry standards could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Industry Background" and "Business--Competition."

INEXPERIENCE IN EMERGING MARKET

     Cable system operators, broadband wireless system operators, distributors and other customers may prefer to purchase products from larger, more established manufacturing companies, including certain of the Company's competitors, that can demonstrate the capability to supply large volumes of products on short notice. In addition, many cable system operators, broadband wireless system operators and other customers may be reluctant to adopt technologies that have not gained wide acceptance among their industry peers. Certain competitors of the Company have already established relationships in the market, further limiting the Company's ability to sell products to such potential customers. While the Company has sold products to certain cable system operators, broadband wireless system operators and other customers, most of these sales are not based on long-term contracts and such customers may terminate their relationships with the Company at any time. Further, the Company's contracts generally do not contain significant minimum purchase requirements. In addition, in order to address the needs and competitive factors facing the broadband access market sales the Company has and in the future may need to offer extended payment, pricing, service, marketing or other promotional terms which can have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company increased its reserves for doubtful accounts in the fourth quarter of 1997 due to the assessment of the risk associated with the slow pay of several customers, which adversely effected operating results. If the Company is unable to market and sell its products to a significant number of broadband wireless system operators, cable system operators and other customers, or if such entities should cease doing business with the Company, the Company's business, operating results and financial condition could be materially adversely affected. See "Business--Customers."

LIMITED PENETRATION OF TWO-WAY CABLE; DEPENDENCE ON CABLE OPERATOR INSTALLATIONS

     Although wired cable systems pass a significant percentage of U.S. households, very few of those households are currently served by cable plants that support two-way data access. Further, a limited number of businesses, a major target market for the Company, currently have cable access. To support upstream data on existing hybrid fiber coax ("HFC") cable plants, a cable operator must install two-way amplifiers in the cable network to use the portion of the cable spectrum allocated for upstream use. There can be no assurance that cable system operators will choose to upgrade existing cable systems or provide new cable systems with two-way capability. In particular, certain large cable system operators have announced their intention to slow or halt plans to upgrade existing cable systems. Adding upstream capabilities to new or existing cable systems is expensive and generally requires portions of existing systems to be unavailable during the installation process. Cable system operators may decide to wait for the next generation of wired infrastructure, such as optical fiber, before deciding whether to provide two-way communication. The Federal Communications Commission ("FCC") has required cable system operators to dedicate the frequency spectrum from 5 MHz to 42 MHz for upstream transmissions, but because this portion of spectrum is small in comparison to the downstream portion, it is more susceptible to ingress noise and other impairments and it can support a more limited bandwidth. Due to a scarcity of channels, cable system operators have been and may continue to be reluctant to dedicate a portion of their frequency spectrum to new uses such as those for which the Company's products are designed. Consequently, the Company expects that upstream data traffic on cable systems will be limited to narrow or congested parts of the spectrum, thus limiting the number of potential simultaneous users. If cable system operators do not install two-way capability on their cable systems in a timely fashion or if such operators do not dedicate sufficient frequency spectrum for upstream traffic, the use of cable for upstream data traffic will be limited. Any such limitation could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Industry Background" and "Business--Customers."

DEPENDENCE ON BROADBAND WIRELESS SYSTEM OPERATORS

     The Company depends on broadband wireless system operators and distributors to purchase its wireless modem products and to sell its client wireless modems to end-users. Approximately one-half of the Company's net sales in 1997 were attributable to customers in the broadband wireless industry. The Company anticipates that the trend of increasing sales to broadband wireless customers will continue in 1998, although changes could occur in Hybrid's product offerings or other circumstances that might affect this trend. Many broadband wireless system companies are in the early stage of development or are in need of capital to upgrade and expand their services in order to compete effectively with cable system operators, satellite TV and telcos. Accordingly, to address the needs of and competitive factors facing these customers, the Company on occasion has provided certain broadband wireless system operators extended payment, promotional pricing or other terms which can have a material adverse effect on the Company's business, operating results and financial condition. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. It is estimated that there are only approximately 1.0million wireless cable customers in the United States today. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of both digital TV and Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decision will limit the amount of capital available for investment in deploying other services, such as Internet access. Broadband wireless system operators will require substantial capital to introduce and market Internet access products. There can be no assurance that broadband wireless system operators will have the capital to supply Internet services in a competitive environment. In addition, there can be no assurance that the broadband wireless system operators' current customer bases have significant interest in high speed Internet connectivity at a price greater than that offered by telcos or that broadband wireless system operators can attract customers, particularly in the business community, which have not traditionally subscribed to wireless cable services. While broadband wireless system operators are currently utilizing telephone return for upstream data transmission, the Company believes that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies. Currently, the Company is developing its products to satisfy the two-way transmission needs of the broadband wireless system operators. There can be no assurance that the Company will be successful in such development efforts, or if successful, on a timely basis. The failure of the Company's products to gain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CABLE SYSTEM OPERATORS

     The Company depends on cable system operators to purchase its cable modem systems and to sell its client cable modems to end-users. Cable system operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide Internet access. Even if cable system operators choose to provide Internet access, there can be no assurance that they would provide such access over anything other than that portion of their cable system that has two-way cable transmission capabilities. In addition, there can be no assurance that if such cable system operators provide Internet access, they would use the Company's products. The Company is currently developing a two-way cable transmission solution utilizing the QPSK technology required by cable system operators, but there can be no assurance that the Company will be successful in such efforts or that once introduced such products will gain market acceptance. While many cable system operators are in the process of upgrading, or have announced their intention to upgrade, their HFC cable infrastructures to provide increased quality and speed of transmission and, in certain cases, two-way transmission capabilities, some cable operators have delayed their planned upgrades indefinitely. Cable system operators have limited experience with these upgrades, and investments in upgrades have placed a significant strain on the financial, managerial, operational and other resources of the cable system operators, most of which are already highly leveraged and facing intense competition from telcos, satellite TV and broadband wireless system operators. Because of the substantial capital cost of upgrading cable systems for higher quality and two-way data transmission, it is uncertain whether such cable upgrades and additional services, such as Internet access, will be offered in the near term, or at all. For example, to increase television programming capacity to compete with other modes of multichannel entertainment delivery systems, cable system operators may choose to roll out digital set-top boxes, which do not support high speed Internet access. Cable system operators may not have the capital required to upgrade their infrastructure or to offer new services that require substantial start-up costs. In addition, the Company is highly dependent on cable system operators to continue to maintain their cable infrastructure in such a manner that the Company will be able to provide consistently high performance and reliable service. Therefore, the success and future growth of the Company's business is subject to economic and other factors affecting the cable television industry generally, particularly the industry's ability to finance substantial capital expenditures. See "Business--Industry Background" and "Business--Customers."

CUSTOMER CONCENTRATION

     To date, a small number of customers has accounted for a substantial portion of the Company's net sales. The Company expects that net sales from the sale of its Series 2000 products to a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. As a result, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and annual basis. Because limited numbers of cable system operators and broadband wireless system operators account for a majority of capital equipment purchases in their respective markets, the Company's future success will depend upon its ability to establish and maintain relationships with these companies. Further, the Company has increased sales through distributors, with 3D Communications, a subsidiary of IKON Corporation, becoming the largest customer for 1997. In addition, as the market for high speed Internet and corporate intranet access over cable and broadband wireless systems continues to evolve, the composition of companies participating in this market will continue to change. For instance, in 1994, 1995 and 1996, Intel accounted for 59.6%, 51.6% and 20.7%, respectively, of the Company's net sales. From 1994 to 1996, Intel manufactured certain products based on the Company's design and jointly marketed the Company's products with its own. However, in 1996 Intel stopped purchasing products from the Company as it scaled back its direct participation in the wireless and cable market, though it continues to be a significant stockholder of the Company and maintains certain licensing and manufacturing rights to certain of the Company's products. Intel's purchase or support of designs or products from competitors of the Company could have a material adverse effect on the Company's business, operating results and financial condition. The loss of any one of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's customers include companies in the early stage of development or in need of capital to upgrade or expand their services. Accordingly, in order to address the needs of and competitive factors facing the emerging broadband access markets, the Company on occasion has provided customers extended payment, promotional pricing or other terms. For instance, Internet Ventures, Inc., which accounted for 7.5% of the Company's net sales for the year ended December 31, 1997, was provided extended payment terms and accounted for 8.7% of the Company's accounts receivable as of December 31, 1997. The provision of extended payment terms, or the extension of promotional payment, pricing or other terms can have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company increased its reserves for doubtful accounts in the fourth quarter of 1997 due to the assessment of the risk associated with the slow pay of several customers which adversely effected operating results. The Company's future success will depend in significant part upon the decision of the Company's current and prospective customers to continue to purchase products from the Company. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. If orders from current customers are cancelled, decreased or delayed, or the Company fails to obtain significant orders from new customers, or any significant customer delays payment or fails to pay, the Company's business, operating results and financial condition could be materially adversely affected. Further, the Company's headend equipment does not operate with other companies' modems and, accordingly, the Company is typically a sole source provider to its customers. As a result, the Company's operating results could be materially and adversely affected if a major customer were to implement other technologies that impact the future utilization of the Company's products. See "Business-Customers."

COMPETITION

     The market for high speed network connectivity products and services is intensely competitive. The principal competitive factors in this market include product performance and features (including speed of transmission and upstream transmission capabilities), reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with cable and broadband wireless system operators and ISPs, standards compliance and general industry and economic conditions. Certain of these factors are outside of the Company's control. The existing conditions in the high speed network connectivity market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for the Company's products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put the Company at a disadvantage in relation to its competitors.

     The Company's current and potential competitors include providers of asymmetric cable modems, other types of cable modems and other broadband access products. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than the Company. In addition, many of the Company's competitors are in a better position to withstand any significant reduction in capital spending by cable or broadband wireless system operators. Certain of the Company's competitors have established relationships with cable system operators and telcos and, based on these relationships, may have more direct access to the decision-makers of such cable system operators and telcos. In addition, the Company could face potential competition from certain of its suppliers, such as Sharp if it were to develop or license modems for sale to others. In addition, suppliers such as Cisco Systems, which manufactures routers, could become competitors should they decide to enter the Company's market directly. Stanford Telecom, which manufacturers QPSK components and is the sole supplier for certain components used in the Company's products, has become a competitor for at least one of the Company's products in the broadband wireless market. There can be no assurance that the Company will be able to compete effectively in its target markets.

     The Company's principal competitors in the wireless modem market, Bay Networks, Harmonic Lightwaves through its acquisition of New Media Communications, Motorola, NextLevel Systems and Stanford Telecommunications, are providing wireless Internet connectivity over wireless cable and LMDS frequencies.

     The principal competitors in the cable modem market include Bay Networks, Motorola, NextLevel Systems and 3Com and its subsidiary U.S. Robotics. Other cable modem competitors include Cisco Systems, Com21, Hayes Microcomputer Products, Phasecom, Scientific-Atlanta, Terayon, Toshiba and Zenith Electronics, as well as a number of smaller, more specialized companies. Certain competitors have entered into partnerships with computer networking companies that may give such competitors greater visibility in this market. For example, CISCO has announced intentions to develop solutions based on the MCNS standard with several cable modem vendors and in December 1997 announced a MCNS-compliant integrated router and cable modem to offer high-speed Internet access. Certain of the Company's competitors have already introduced or announced high speed connectivity products that are priced lower than the Company's, and certain other competitors are more focused on and experienced in selling and marketing two-way cable transmission products. There can be no assurance that additional competitors will not introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than the Company's products.

     To be successful, the Company's Series 2000 products must achieve market acceptance and the Company must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. The Company must continue to develop products with improved performance over two-way cable transmission facilities and with the ability to perform over two-way wireless transmission facilities. There can be no assurance that the Company will meet these challenges, that it will be able to compete successfully against current or future competitors, or that the competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain promotional pricing, service, marketing or other decisions or enter into acquisitions or new ventures that can have a material adverse effect on the Company's business, operating results or financial condition.

     Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators compete with satellite TV providers. In telephony networks, xDSL technology enables digitally compressed video signals to be transmitted through existing telephone lines to the home. Recently several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL service. In the event that any competing architecture or technology were to limit or halt the deployment of coaxial or HFC systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Business--Competition."

NEED TO REDUCE COST OF CLIENT MODEMS

     The list prices for the Series 2000 client modems currently range from approximately $440 to $795, depending upon features and volume. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. These prices make the Company's products relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of the Company's products, and the Company's future success, will depend in significant part on reductions in the unit cost of the Company's client modems. Certain of the Company's competitors currently offer products at prices lower than those for the Company's modems. While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with competitive pricing pressures or lead to improved gross margins. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. To address continuing competitive and pricing pressures, the Company expects that it will have to continue to reduce the cost of manufacturing client modems significantly through design and engineering changes. Such changes may involve redesigning the Company's products to utilize more highly integrated components and more automated manufacturing techniques. The Company has entered into high-volume purchase and supply agreements with Sharp and Itochu and may evaluate the use of low-cost third party suppliers and manufacturers to further reduce costs. There can be no assurance that the Company will be successful in redesigning its products or using more automated manufacturing techniques, that a redesign can be made on a timely basis and without introducing significant errors and product defects or that a redesign will result in sufficient cost reductions to allow the Company to reduce the list price of its client modems. Moreover, there can be no assurance that additional volume purchase or manufacturing agreements will be available to the Company on terms that the Company considers acceptable. To the extent that the Company enters into a high-volume or long-term purchase or supply agreement and then decides that it cannot use the products or services provided for in the agreement, the Company's business, operating results and financial condition could be materially adversely affected.

LIMITED MANUFACTURING EXPERIENCE; SOLE SOURCE MANUFACTURING

     The Company's future success will depend, in significant part, on its ability to manufacture, or have others manufacture, its products successfully, cost-effectively and in sufficient volumes. The Company maintains a limited in-house manufacturing capability at its headquarters in Cupertino for performing system integration and testing on all headend products and for manufacturing small quantities of modems. The Company entered into an agreement pursuant to which Sharp to date has been the exclusive OEM supplier through Itochu of certain of the Company's client modems, including the substantial majority of those utilized in the Series 2000. In the second quarter and a portion of the third quarter of 1997, the Company did not receive the full shipment of modems anticipated from Sharp because of technical delays in product integration. While these problems have since been resolved, there can be no assurance that the Company will not experience similar supply problems in the future from Sharp or any other manufacturer. The Company is exploring the possibility of entering into supply arrangements with other manufacturers to provide additional or alternative sources of supply for certain of the Company's products, although there can be no assurance that such arrangements will be entered into or that they will provide for the prompt manufacture of products or subassemblies in quantities or on terms required to meet the needs of the Company's customers. The Company has had only limited experience manufacturing its products to date, and there can be no assurance that the Company or Sharp or any other manufacturer of the Company's products will be successful in increasing the volume of its manufacturing efforts. The Company may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase its personnel and revise its quality assurance and testing practices, and there can be no assurance that any of these efforts will be successful. See "Business--Manufacturing."

DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS

     The Company is dependent upon certain key suppliers for a number of the components for its products. For example, the Company currently only has one vendor, BroadCom Corporation, for the 64 QAM demodulator semiconductors that are used in the Company's server and client modem products, and in past periods these semiconductors have been in short supply. Recently, BroadCom announced a program to develop with certain of the Company's competitors high-speed cable data modems and headend equipment based on BroadCom's MCNS compliant semiconductor. As a result of such program, certain of BroadCom's technological and product enhancements may be made available to certain of the Company's competitors before making them available to the Company. This could have the effect of putting the Company at a competitive disadvantage with regard to time to market or cause the Company to have to redesign its products if competitors influence changes in BroadCom's products. Hitachi is the sole supplier of components used in the processors used in certain of the Company's modems. In addition, certain other components for products that the Company has under development are currently only available from a single source. For example, Stanford Telecom, which is a competitor for at least one of the Company's broadband wireless products, is currently the sole supplier for certain components used in the Company's products, although the Company is in the process of developing one or more alternative sources. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitation in component product capacities due to significant worldwide demand for such components. Any significant interruption or delay in the supply of components for the Company's products or significant increase in the price of components due to short supply or otherwise could have a material adverse effect on the Company's ability to manufacture its products and, therefore, could have a material adverse effect on its business, operating results and financial condition. See "Business--Manufacturing."

DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT

     The commercial market for products designed for the Internet and the TCP/IP networking protocol has only recently begun to develop, and the Company's success will depend in large part on increased use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access and quality of service, remain unresolved and are likely to affect the development of the market for the Company's products. The adoption of the Internet for commerce and communications, particularly by enterprises that have historically relied upon alternative means of commerce and communications, generally requires the acceptance of a new way of conducting business and exchanging information. In addition, the Company is dependent on the growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and thus require high bandwidth. If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, the Company's business, operating results and financial condition could be materially adversely affected. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's products. Potentially increased performance provided by the products of the Company and others is ultimately limited by and reliant upon the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for the Company's products is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. See "Business--Industry Background."

DEPENDENCE ON ACCEPTANCE OF ASYMMETRIC NETWORKING

     The Company's products are designed to transmit data from the Internet in the downstream direction (i.e., to the end-user) much more quickly than data is transmitted in the upstream direction (i.e., from the end-user). This "asymmetric" architecture has not been widely used and is relatively unproven in computer networking. Certain networking protocols and standards, including the TCP/IP protocol, were designed with the expectation that the network would be symmetric, and the Company has spent considerable engineering resources to enable its products to work with such protocols. There can be no assurance that the Company's current or future products will be compatible with symmetric standards or that errors will not occur in connecting the symmetric protocols with the Company's asymmetric design. Because of this asymmetric design, certain applications do not benefit from the connection to a high bandwidth cable system. Computer applications that need to transmit data as quickly to the Internet as from the Internet will not exhibit the performance improvements that are only available to downstream data traffic, particularly if the upstream traffic is sent via Plain Old Telephone Service ("POTS"). Certain applications will not run fast enough in the upstream direction to be acceptable for some users. As a result, some end-users may not perceive a significant benefit from the greater downstream performance of the Company's products. There can be no assurance that potential customers will consider the downstream performance benefits sufficient to justify the purchase and installation costs of the Company's asymmetric products. Failure of asymmetric networking to gain market acceptance, or any delay in such acceptance, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Industry Background."

POSSIBLE NEED FOR ADDITIONAL FINANCING

     In the past, the Company has required substantial amounts of capital to design, develop, market and manufacture its products. The Company's future capital requirements will depend on many factors, including, but not limited to, the evolution of the market for broadband access systems, the market acceptance of the Company's products, competitive pressure on the price of the Company's products, the levels at which the Company maintains inventory, the levels of promotion and marketing required to launch such products and attain a competitive position in the marketplace, the extent to which the Company invests in new technology and improvements on its existing technology, and the response of competitors to the Company's products. While the Company believes that the available bank borrowings, existing cash balances and funds generated from operations, if any, will provide the Company with sufficient funds to finance its operations for at least the next 12 months, to the extent that existing resources are insufficient to fund the Company's activities over the long-term, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent that the Company relies upon debt financing, the Company will incur the obligation to repay the funds borrowed with interest and may become subject to covenants and restrictions that restrict operating flexibility. No assurance can be given that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its stockholders.

RISKS OF PRODUCT DEFECTS, PRODUCT RETURNS AND PRODUCT LIABILITY

     Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in the Company's products and there can be no assurance that errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses to the Company or its customers. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company's products generally carry a one year warranty which includes factory and on-site repair services as needed for replacement of parts. In addition, the Company's third party manufacturer provides a fifteen month warranty period on all cable modems manufactured by them. The warranty period begins on the date the modems are completely assembled. Due to the relatively recent introduction of the Series 2000 products, the Company has limited experience with the problems that could arise with this generation of products. In addition, the Company's purchase agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Manufacturing."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's President and Chief Executive Officer, Carl S. Ledbetter. Mr.Ledbetter is a party to an employment agreement with the Company, and the Company carries a $1.5 million "key man" life insurance policy on him as required under the terms of the $5.5 Million Debenture. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Employees" and "Management."

MANAGEMENT OF GROWTH

     The Company is currently experiencing a period of rapid growth in net sales. This growth has placed, and if it continues is expected to continue to place, a significant strain on the Company's financial, management, operational and other resources. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating, manufacturing and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. The Company has hired many key employees and officers during the last twelve months, including its Chief Financial Officer, Vice President, Engineering and Controller, and as a result, the Company's entire management team has worked together for only a brief time. If the Company's executives are unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected. See "Management."

REGULATION OF THE COMMUNICATIONS INDUSTRY

     The Company and its customers are subject to varying degrees of federal, state and local regulation. For instance, the jurisdiction of the FCC extends to high speed Internet access products such as those of the Company. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Further, regulation of the Company's customers may adversely impact the Company's business, operating results and financial condition. For example, FCC regulatory policies affecting the awarding and availability of cable, wireless and telco licenses, services, and other terms on which cable, wireless and telco companies conduct their business, may impede the Company's penetration of certain markets. Changes in current or future laws or regulations which negatively impact the Company's products and technologies, in the United States or elsewhere, could materially and adversely affect the Company's business, operating results and financial condition.

PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company currently has two patents issued in the United States, as well as pending patent applications in the United States, Europe and Japan that relate to its network and modem technology and the communication processes implemented in those devices. In the future, the Company intends to seek additional United States and foreign patents on its technology. There can be no assurance any of these patents will issue from any of the Company's pending applications or applications in preparation or that any claims allowed will be of sufficient scope or strength, or issue in sufficient countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Moreover, any patents that have been or may be issued might be challenged, as is the case with the recently initiated Company's patent litigation discussed below. Any such challenge could result in time consuming and costly litigation and result in the Company's patents being held invalid or unenforceable. Furthermore, even if the patents are not challenged or are upheld, third parties might be able to develop other technologies or products without infringing any such patents.

     The Company has entered into confidentiality and invention assignment agreements with its employees, and non-disclosure agreements with certain of its suppliers, distributors and customers in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States.

     In the past, the Company has received, and in the future may receive, notices from third parties claiming that the Company's products or proprietary rights infringe the proprietary rights of third parties. The Company expects that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has and in the future may license its patents or proprietary rights, for commercial or other reasons, to parties who are or may become competitors of the Company. Further the Company has recently and may in the future elect to initiate claims or litigation against third parties for infringement of the Company's patents or proprietary rights or to establish the validity of the Company's patents or proprietary rights. The Company recently initiated patent infringement litigation against two companies, and in response those companies are seeking declarations of invalidity of the Company's patents and non-infringement. The Company has not yet determined if it will initiate litigation against other parties as well.

In addition, the Company has sent notices to certain third parties offering to license the Company's patents for products that may be infringing the Company's patent rights. There can be no assurance that such notifications will not lead to potential additional litigation, including claims by third parties seeking to challenge the Company's patents or asserting infringement by the Company. The current litigation and any additional litigation could be time consuming and costly and have a material adverse effect on the Company's business, operating results and financial condition.

RISKS OF INTERNATIONAL SALES

     To date, sales of the Company's products outside of the United States have represented an insignificant portion of net sales. While the Company intends to expand its operations in North America and Europe, this will require significant management attention and financial resources. In order to gain market acceptance internationally, the Company's products will have to be designed to meet industry standards of foreign countries, such as the DAVIC specifications that are supported in Europe. The Company has committed and continues to commit resources to developing international sales and support channels. International sales are subject to a number of risks, including longer payment cycles; export and import restrictions, including existing United States restrictions on the export of certain high technology products that could limit the Company's sales abroad; unexpected changes in regulatory requirements, restrictions and tariffs; the burden of complying with a variety of foreign laws; greater difficulty in accounts receivable collection; potentially adverse tax consequences; currency fluctuations; and political and economic instability. Additionally, the protection of intellectual property may be more difficult to enforce outside of the United States. In the event the Company is successful in expanding its international operations, the imposition of exchange or price controls or other restrictions on foreign currencies could materially adversely affect the Company's business, operating results and financial condition. If the Company increases its international sales, its net sales may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

RESTRICTIVE DEBT COVENANTS

     Under the terms of the outstanding $5.5 Million Debenture, the Company is subject to certain restrictive covenants which could adversely affect the Company's operations. Under the $5.5 Million Debenture, the Company is subject to limitations on the amount of capital expenditures it may incur in any 12 month period and may not declare dividends, retire any subordinated debt other than in accordance with its terms, or distribute its assets to any stockholder as long as the $5.5 Million Debenture remains outstanding. In October 1997, the Company entered into the $4.0 million Credit Facility, hwich contains a number of restrictive covenants, including covenants prohibiting the declaration of dividends. The $5.5 Million Debenture and the Credit Facility are collateralized by substantially all of the Company's assets. In addition, the $5.5 Million Debenture contains "full ratchet" antidilution provisions under which the number of shares of the Company's Common Stock into which the Debenture will be convertible, at the option of the holder, may be increased if the Company issues any shares (with certain exceptions for employee stock options and the like) prior to October 1998 for consideration less than $10.71 per share. Commencing with October 1998, any such issuance would be subject to certain "weighted average" antitilution provisions. See "Certain Relationships and Related Transactions."

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding options and warrants and upon the conversion of its $5.5 million debenture (the "$5.5 Million Debenture")) in the public market could adversely affect the market price of the Common Stock prevailing from time to time and could impair the Company's ability to raise capital through the sale of equity or debt securities. There are approximately 7,180,307 shares of Common Stock outstanding that are restricted shares ("Restricted Shares") under the Securities Act of 1933, as amended. Currently, no Restricted Shares are eligible for sale in the public market. The 7,180,307 Restricted Shares will be available for sale in the public market following the expiration of 180-day lock-up agreements beginning in May 1998. Currently, the $5.5 Million Debenture can be converted into 513,423 shares of Common Stock at any time at the option of the holder (subject to certain anti-dilution adjustments which could result from certain offerings of securities by the Company at a market price below $10.71 per share, see "--Restrictive Debt Covenants" above) and the holders of warrants of 1,340,656 shares of Common Stock can exercise such warrants at any time, but such shares could not be sold until, the expiration of the 180-day lock-up period in May 1998. NationsBanc Montgomery Securities, Inc., the underwriter for the Company's initial public offering, also may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. If such holders sell in the public market, such sales could have a material adverse effect on the market price of the Company's Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the shares of Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's results of operations, announcements of technological innovations, new products introduced by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the Internet and modem systems industries, general market conditions and other factors. Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . .      40
Balance Sheets as of December 31, 1997 and 1996. . . . . . . . . . . .      41
Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .      42
Statements for Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . .      43
Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .      44
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .      45
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . .     S-1

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information regarding directors and executive officers of the Company required by this item is incorporated by reference to Part I, Item 4A of this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the SEC initial reports of ownership on a Form 3 and reports of changes in ownership of Common Stock and other equity securities of the Company on a Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its reviews of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all of the Company's directors, executive officers and 10% stockholders made all the necessary filings under Section 16(a) during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1996 and 1997 by (i) the Company's chief executive officer and (ii) the three other most highly compensated executive officers other than the chief executive officer who were serving as executive officers of the Company at December 31, 1997 (collectively, the "Named Executive Officers").


                             SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                                                                                                 COMPENSATION
                                                                                                                     AWARD
                                                                  ANNUAL COMPENSATION                            ------------
                                         ----------------------------------------------------------------         SECURITIES
                                                                                             OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITIONS             YEAR              SALARY               BONUS        COMPENSATION         OPTIONS (# )
----------------------------             ----              ------               -----        ------------        ------------
Carl S. Ledbetter. . . . . . . . .       1997            $187,500             $36,853           $77,924(1)(2)         170,000
  President and Chief Executive          1996             175,000                  --           61,299 (1)            487,919
    Officer

Gustavo Ezcurra (3). . . . . . . .       1997             126,875           97,154 (4)            1,129(2)             14,815
  Vice President, Sales                  1996              17,625           12,835 (4)                 --              77,876

William H. Fry . . . . . . . . . .       1997             131,250              34,501             2,252(2)                 --
  Vice President, Operations             1996              70,000                  --                  --              89,815

Dan E. Steimle (5) . . . . . . . .       1997              68,750              86,250                  --             111,111
  Vice President, Finance and
  Administration and Chief
  Financial Officer

---------------

(1) Includes temporary living expenses paid by the Company of $72,000 and $61,299 to Mr. Ledbetter in 1996 and 1997, respectively.

(2) Includes value of stock bonuses of $5,924, $1,129 and $2,252 for Messrs. Ledbetter, Ezcurra and Fry, respectively.

(3)  Mr. Ezcurra joined the Company in September 1996.

(4)  Includes commissions of $94,904 in 1997 and $12,835 in 1996.

(5)  Mr. Steimle joined the Company in July 1997.

     The following table sets forth further information regarding option grants pursuant to the Company's Executive Officer Plan and the 1996 Equity Incentive Plan during 1997 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five or ten year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                                OPTION GRANTS IN 1997

                                                                                                            RATES OF STOCK
                                         NUMBER OF  PERCENTAGE OF                                         PRICE APPRECIATION
                                        SECURITIES  TOTAL OPTIONS                                      FOR POTENTIAL REALIZABLE
                                        UNDERLYING    GRANTED TO        EXERCISE                           VALUE AT ASSUMED
                                          OPTIONS     EMPLOYEES          PRICE       EXPIRATION         ANNUAL OPTION TERM (2)
NAME                                    GRANTED (1)    IN 1997         PER SHARE        DATE               5%            10%
----                                    ----------  -------------      ---------     ----------          -----          -----
Carl S. Ledbetter. . . . . . . . .       170,000         19.59         $ 11.04       09/16/02        $ 518,526     $1,145,805

Gustavo Ezcurra. . . . . . . . . .        14,815          1.71            1.08       01/28/02            4,421          9,768

William H. Fry . . . . . . . . . .            --            --              --             --               --             --

Dan E. Steimle . . . . . . . . . .       111,111         12.81            5.40       07/16/02          165,769        366,306

---------------
(1) Options granted pursuant to the Executive Officer Plan and the 1996 Equity Incentive Plan in 1997 generally have been incentive stock options or non-qualified stock options that were granted at fair market value and vest over a four-year period so long as the individual is employed by the Company. Options granted to executive officers generally expire five years from the date of grant.

(2) The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

     The following table sets forth the number of shares acquired upon the exercise of stock options during 1997 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1997. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 1997 ($11.12) as determined by the Board.


               AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END VALUES

                                                                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                        UNDERLYING EXERCISED         IN-THE-MONEY OPTIONS
                                         SHARES                         OPTIONS AT YEAR-END               AT YEAR-END
                                       ACQUIRED            VALUE     --------------------------    --------------------------
NAME                                ON EXERCISE (#)      REALIZED    EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                                --------------       --------    -----------  -------------    -----------  -------------
Carl S. Ledbetter                          --               --          219,750        438,168       $2,324,955   $2,850,817

Gustavo Ezcurra                            --               --           27,730         64,961          278,409      652,208

William H. Fry                             --               --           40,219         47,744          425,517      505,132

Dan E. Steimle                             --               --               --        111,111               --      635,555

EMPLOYMENT AGREEMENTS

     In January 1996, the Company entered into a two year employment agreement with Mr. Ledbetter in which he agreed to serve as the Company's Chief Executive Officer during that period. The agreement provides for Mr. Ledbetter to receive a base salary of $175,000 per year and to be eligible for up to $75,000 in bonuses during the first year, based on achieving certain milestones, as well as regular employee benefits, relocation costs of up to $97,500 and five year options to purchase up to 353,104 shares of the Company's Common Stock at $0.54 per share, vesting as to 12.5% six months after commencement of employment and 2.0833% per month for 42 months thereafter. The stock option grant provides for accelerated vesting in the event of a "Change of Control Transaction" (as defined in the Executive Officer Plan). The Company is prohibited from terminating Mr. Ledbetter's employment except for "Cause" (as defined in the employment agreement).

     Pursuant to a July 1997 employment letter, Mr. Steimle received an option to purchase 111,111 shares of Common Stock, which provides for accelerated vesting in the event of a "Change of Control Transaction" (as defined in the Company's Executive Officer Plan), and is entitled to severance equal to three months of his base salary if he is terminated without cause.

     In January 1998, the Board approved the 12-month acceleration of vesting for options held by Mr. Fry if the Company hires certain senior management and Mr. Fry's employment is terminated within 12 months. In addition, Mr. Fry is entitled to severance equal to three months of his base salary if he is terminated by the Company without cause.

INCENTIVE BASED COMPENSATION PROGRAM

     In July 1997, the Company adopted a bonus plan for the Company's officers and certain managers with respect to the three quarters ending December 31, 1997. Under the bonus plan, the Compensation Committee has assigned a target bonus for each participant, expressed as a percentage of the participant's annual salary (10% to 40% for the 12-month period). The extent to which participants receive their target bonuses for any quarter depends upon the Company's net sales and operating income for the quarter as well as the Company's results in a third category which varies from participant to participant. Actual bonuses may be greater or less than the target amount, depending on whether the Company's financial results exceed or fall short of specified goals. Bonus awards under the bonus plan are to be paid 50% in cash and 50% in stock for the two quarters ended June 30, 1997 and September 30, 1997 and entirely in cash for the quarter ended December 31, 1997. For the quarters ended September 30, 1997 and December 31, 1997, the Company made no cash payments and issued no shares pursuant to the bonus plan.

DIRECTOR COMPENSATION

     Directors of the Company do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending meetings of the Board. In September 1997, the Board adopted the 1997 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 100,000 shares of the Company's Common Stock for issuance thereunder. The Company's stockholders approved the Directors Plan in October 1997. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. Each eligible director who first becomes a member of the Board on or after the Company's initial public offering in November 1997 will initially be granted an option for 15,000 shares (an "Initial Grant") on the later of the effective date of the initial public offering or the date such director first becomes a director. At each annual meeting of stockholders thereafter, each eligible director will automatically be granted an additional option to purchase 5,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant (or since the effective date of the initial public offering if such director did not receive an Initial Grant). All options issued under the Directors Plan will vest as to 25% of the shares on each anniversary of the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee of the Board was an officer or employee of the Company during 1997. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company's Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of February 27, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group.

                                                         NUMBER OF SHARES       PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED (1)     BENEFICIALLY OWNED
------------------------                              ---------------------     --------------------
Intel Corporation (2). . . . . . . . . . . .               1,207,020                    11.7%
Strachman Family Revocable Trust (3) . . . .                 916,710                     8.9
James R. Flach
 Accel Partners (4). . . . . . . . . . . . .                 879,562                     8.3
Douglas M. Leone
 Sequoia Capital (5) . . . . . . . . . . . .                 870,691                     8.2
Eduardo J. Moura (6) . . . . . . . . . . . .                 687,532                     6.6
Gary M. Lauder (7) . . . . . . . . . . . . .                 294,570                     2.8
Carl S. Ledbetter (8). . . . . . . . . . . .                 286,298                     2.7
William H. Fry (9) . . . . . . . . . . . . .                  52,594                      *
Dan E. Steimle (10). . . . . . . . . . . . .                  44,166                      *
Gustavo Ezcurra (11) . . . . . . . . . . . .                  35,670                      *
Stephen E. Halprin (12). . . . . . . . . . .                   1,234                      *
All executive officers and directors
 as a group (8 persons) (13) . . . . . . . .               2,464,785                    21.6

---------------

*    Represents less than 1% of the Company's outstanding Common Stock.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 27, 1998, are deemed to be outstanding and to be beneficially owned by the person holding such options warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Intel's address is 2200 Mission College Boulevard, Santa Clara, CA 95052.

(3) Mr. Strachman, a trustee of the Strachman Family Revocable Trust, was a co-founder of the Company and served as its President and Chief Executive Officer from June 1990 until his resignation in July 1995. Mr. Strachman resigned as a director of the Company in February 1998. Mr. Strachman's address is c/o Ultracom Communications, Inc., 21580 Stevens Creek Blvd., Cupertino, CA 95014.

(4)  Represents ownership by the following entities associated with Accel
     Partners: 545,193 shares and 250,677 shares subject to warrants held by Accel IV, L.P., 25,594 shares and 11,769 shares subject to warrants held by Accel Investors '95 L.P., 13,095 shares and 6,022 shares subject to warrants held by Ellmore C. Patterson Partners, 11,309 shares and 5,202 shares subject to warrants held by Accel Keiretsu L.P. Also includes 10,701 shares subject to options exercisable within 60 days of February 27, 1998 held by Mr. Flach granted in connection with services performed by Mr. Flach for the Company. Mr. Flach, a director of the Company, is an executive partner of Accel Partners and holds no voting or dispositive power with respect to any of these shares. The address of Mr. Flach and the Accel partnerships is 428 University Ave., Palo Alto, CA 94301.

(5) Represents 541,621 shares and 250,703 shares subject to warrants held by Sequoia Capital VI, 29,761 shares and 13,776 shares subject to warrants held by Sequoia Technology Partners VI, ("STP VI"), 16,932 shares and 440 shares subject to warrants held by Sequoia XXIV and 6,877 shares and 10,581 shares subject to warrants held by Sequoia 1995. Mr. Leone, a director of the Company, is a general partner of STP VI and of the general partner of

     Sequoia Capital VI. The address of Mr. Leone and the Sequoia funds is 3000 Sand Hill Road, Menlo Park, CA 94025.

(6) Mr. Moura was a co-founder of the Company and served as its Vice President, Network Systems from June 1990 until his resignation in November 1996 and as a director until his resignation in January 1996. Mr. Moura's address is 3509 Mt. Davidson Court, San Jose, CA 95124.

(7) Includes 83,018 shares subject to warrants and 18,519 shares subject to options exercisable within 60 days of February 27, 1998. Mr. Lauder is a director of the Company.

(8) Includes 285,201 shares subject to options exercisable within 60 days of February 27, 1998. Mr. Ledbetter is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company.

(9) Includes 47,549 shares subject to options exercisable within 60 days of February 27, 1998. Mr. Fry is Vice President, Operations of the Company.

(10) Represents 20,831 shares subject to options exercisable within 60 days of February 27, 1998 and 18,335 shares subject to currently exercisable warrants, half of which were issued to Mr. Steimle's spouse. Mr. Steimle is Vice President, Finance and Administration and Chief Financial Officer of the Company.

(11) Includes 35,455 shares subject to options exercisable within 60 days of February 27, 1998. Mr. Ezcurra is Vice President, Sales of the Company.

(12) Represents shares subject to options exercisable within 60 days of February 27, 1998. Does not include 429,852 shares of Common Stock and 66,553 shares subject to warrants held by OSCCO III, L.P., an entity which Mr.Halprin is affiliated with. Mr. Halprin is a director of the Company.

(13) Includes 650,523 shares subject to warrants and 419,490 shares subject to options exercisable within 60 days of February 27, 1998 held by executive officers and directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1997, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect interest other than (i) compensation arrangements, which are described where required under "Management" and (ii) the transactions described below.

     In April 1997, London Pacific Life & Annuity Company ("London Pacific") and the Company entered into a senior secured convertible debenture agreement pursuant to which London Pacific loaned $5.5 million to the Company in exchange for a senior secured convertible debenture due 2002. In connection with the issuance of the $5.5 Million Debenture, the Company paid a fee of $500,000 to London Pacific International Limited, a subsidiary of London Pacific. The loan accrues interest at a rate of 12% per annum, payable quarterly, and its term ends in April 2002, at which time the full principal amount is due. The loan is secured by certain of the Company's assets, and the Company is subject to certain restrictive covenants while the $5.5 Million Debenture is outstanding. In August 1997, the $5.5 Million Debenture was transferred to BG Services Limited, an affiliate of London Pacific. The $5.5 Million Debenture is convertible at any time, at the option of the holder, into 513,423 shares of Common Stock, subject to certain antidilution adjustments. The Debenture contains "full ratchet" antidilution provisions under which the number of shares of the Company's Common Stock into which the Debenture will be convertible may be increased if the Company issues any shares (with certain exceptions for employee stock options and the like) prior to October 1998 for consideration less than $10.71 per share. Commencing with October 1998, any such issuance would be subject to certain "weighted average" antidilution provisions.

     In September 1997, Dan Steimle, the Company's Vice President, Finance and Administration and Chief Financial Officer and Sequoia Partnerships loaned the Company $500,000 and $300,000, respectively, under a demand note exchangeable for Subordinated Notes. In September 1997, the Company entered into an agreement to issue the Subordinated Notes at a face value of $6,882,201 and related warrants to acquire 252,381 shares of Common Stock at a price of $10.91 per share. The following affiliates of the Company participated in the Subordinated Notes and related warrant transaction:


                                                           NUMBER OF ISSUES
                                         SUBORDINATED      OF COMMON STOCK
NAME                                        NOTES        SUBJECT TO WARRANTS
----                                     ------------    -------------------
Sequoia Partnerships . . . . . . .        $300,000              11,001
Accel Partnerships . . . . . . . .         250,000               9,167
OSCCO. . . . . . . . . . . . . . .         200,000               7,334
Gary M. Lauder . . . . . . . . . .         100,000               3,667
Dan E. Steimle . . . . . . . . . .         500,000              18,335


ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS -- See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 32 of this Report.

2. FINANCIAL STATEMENT SCHEDULES -- See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 32 of this Report.

3. EXHIBITS -- The following exhibits are filed as part of, or incorporated by reference into, this Report:



     Exhibit
     Number                           Exhibit Title
     -------                          -------------

      3.01     Registrant's Amended and Restated Certificate of
               Incorporation (1)
     10.01 Amended and Restated Investors Rights Agreement, dated as of September 18, 1997 between Registrant and certain investors, as amended October 13, 1997 and as amended November 6, 1997. (3)
     10.02     Registrant's 1993 Equity Incentive Plan. (3) (4)
     10.03     Registrant's 1996 Equity Incentive Plan. (3) (4)
     10.04     Registrant's Executive Officer Incentive Plan. (3) (4)
     10.05     Registrant's 1997 Equity Incentive Plan. (3) (4)
     10.06     Registrant's 1997 Directors Stock Option Plan. (3) (4)
     10.07     Registrant's 1997 Employee Stock Purchase Plan. (3) (4)
     10.08 Form of Indemnity Agreement entered into by Registrant with each of its directors and officers. (3)
     10.09 Net Lease Agreement between Devcon/Bubb Road Investors and Registrant dated May 25, 1995. (3)
     10.10 Sublease between Norian Corporation and Registrant dated October 24, 1996. (3)
     10.11 Employment Agreement between Registrant and Carl S. Ledbetter dated January 15, 1996.(3)(4)
     10.12 Senior Secured Convertible $5.5 Million Debenture Purchase Agreement between Registrant and London Pacific Life & Annuity Company dated April 30, 1997 and related Senior Secured Convertible $5.5 Million Debenture Due 2002 and Security Agreement and Senior Secured Convertible $5.5 Million Debenture Due 2002 transferred to BG Services Limited. (3)
     10.13 Convertible Subordinated Promissory Note Purchase Agreement among Registrant and certain investors dated September 18, 1997, form of Convertible Subordinated Promissory Note and form of Common Stock Purchase Warrant. (3)
     10.14 Commitment Letter between Registrant and Venture Banking Group dated September 16, 1997.(3)
     10.15 Collaboration Agreement among Registrant, Sharp Corporation and Itochu Corporation dated

               November 25, 1996 and Addendum No. 1 thereto dated November 25, 1996. (3)
     10.16 Sales and Purchase Agreement between Registrant and Itochu Corporation dated January 10, 1997. (3) (5)
     10.17 Value Added Reseller Agreement between Registrant and Internet Ventures, Inc. dated July 1, 1996. (3) (5)
     10.18 Value Added Reseller Agreement between Registrant and Network System Technologies dated November 25, 1996. (3) (5)
     10.19     Registrant's Incentive Based Compensation Program. (3) (4)
     10.20 Loan and Security Agreement between Venture Banking Group and Registrant dated October 16, 1997, Form of Common Stock Purchase Warrant and Subordination Agreements among Registrant and certain securityholders of Registrant dated October 16, 1997. (3)
     10.21 Warrant Purchase Agreement by and between Registrant and Alcatel dated as of November 3, 1997. (3)
     10.22 Employment Letter between Registrant and Dan E. Steimle dated July 27, 1997. (4)
     10.23 Employment Letter between Registrant and William H. Fry dated May 8, 1996, and Terms of Severance Arrangement with William H. Fry dated January 21, 1998. (4)
     23.01     Consent of Coopers & Lybrand L.L.P., independent accountants.
     27.01     Financial Data Schedule.

-----------

(1) Incorporated by reference to Exhibit 3.03 to the Registrant's Registration Statement on Form S-1, File No. 333-36001, declared effective by the SEC on November 11, 1997 (the "Form S-1").

(2)  Incorporated by reference to Exhibit 3.05 to the Form S-1.

(3)  Incorporated by reference to the Exhibit with the same number in the Form
     S-1.

(4)  Represents a management contract or compensatory plan.

(5) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.

(b)  Reports on Form 8-K.

No current reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 1997.

(c)  Exhibits.

The Registrant hereby files as part of this Report, the exhibits listed in Item 14(a)(2), as set forth above.

(d)  Financial Statement Schedules.

          See Item 8.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Hybrid Networks, Inc.

     We have audited the accompanying balance sheets of Hybrid Networks, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             COOPERS & LYBRAND L.L.P.


San Jose, California
January 20, 1998, except for note 16,
for which the date is March 19, 1998

                                HYBRID NETWORKS, INC.
                                    BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  DECEMBER 31,
                                                                             -----------------------
                                                                                1997         1996
                                                                                ----         ----
                                               ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .       $ 26,167       $  6,886
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . .            981             --
  Accounts receivable, net of allowance for doubtful accounts of
    $1,175 in 1997 and none in 1996. . . . . . . . . . . . . . . . . .          8,870          1,348
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,368            943
  Prepaid expenses and other current assets. . . . . . . . . . . . . .            362            125
                                                                             --------       --------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .         39,748          9,302
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .          1,808          1,178
Intangibles and other assets . . . . . . . . . . . . . . . . . . . . .          1,563             59
                                                                             --------       --------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $ 43,119       $ 10,539
                                                                             --------       --------
                                                                             --------       --------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,033       $  1,424
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          1,394            712
  Current portion of capital lease obligations . . . . . . . . . . . .            410            222
                                                                             --------       --------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .          3,837          2,358

Convertible debenture. . . . . . . . . . . . . . . . . . . . . . . . .          5,500             --
Capital lease obligations, less current portion. . . . . . . . . . . .            618            438
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             --             34
                                                                             --------       --------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          9,955          2,830
                                                                             --------       --------

Commitments and contingencies (Note 10)
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
    Authorized: 5,000 shares in 1997 and 18,000 shares in 1996;
    Issued and outstanding: no shares in 1997 and 12,069
    shares in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .            --              12
  Common stock, $.001 par value:
    Authorized: 100,000 shares;
    Issued and outstanding: 10,342 shares in 1997 and 2,520 shares
    in 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10              2
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         64,086         25,037
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .        (30,932)       (17,342)
                                                                             --------       --------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . .         33,164          7,709
                                                                             --------       --------
          Total liabilities and stockholders' equity . . . . . . . . .       $ 43,119       $ 10,539
                                                                             --------       --------
                                                                             --------       --------




      The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                               STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1997           1996            1995
                                                         --------        -------        --------
Net sales. . . . . . . . . . . . . . . . . . . . .       $ 14,270        $ 2,962        $   630
Cost of sales. . . . . . . . . . . . . . . . . . .         12,258          3,130            761
                                                         --------        -------        -------
    Gross profit (loss). . . . . . . . . . . . . .          2,012           (168)          (131)
                                                         --------        -------        -------

Operating expenses:
  Research and development . . . . . . . . . . . .          7,108          5,076          3,862
  Sales and marketing. . . . . . . . . . . . . . .          4,319          1,786            390
  General and administrative . . . . . . . . . . .          3,606          1,714            748
                                                         --------        -------        -------
    Total operating expenses . . . . . . . . . . .         15,033          8,576          5,000
                                                         --------        -------        -------
      Loss from operations . . . . . . . . . . . .        (13,021)        (8,744)        (5,131)

Interest income and other expenses, net. . . . . .            399            257            166
Interest expense . . . . . . . . . . . . . . . . .           (968)           (28)          (304)
                                                         --------        -------        -------
      Net loss . . . . . . . . . . . . . . . . . .       $(13,590)       $(8,515)       $(5,269)
                                                         --------        -------        -------
                                                         --------        -------        -------

Basic and diluted loss per share . . . . . . . . .       $  (3.84)       $ (3.36)       $ (2.37)
                                                         --------        -------        -------
                                                         --------        -------        -------

Shares used in basic and diluted per
  share calculation. . . . . . . . . . . . . . . .          3,541          2,535          2,223
                                                         --------        -------        -------
                                                         --------        -------        -------




The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)



                                                  PREFERRED STOCK       COMMON STOCK
                                                -------------------- -------------------    ADDITIONAL      ACCUMULATED
                                                 SHARES      AMOUNT   SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT         TOTAL
                                                --------    -------- --------   --------  ---------------   -----------      -------
Balances, January 1, 1995. . . . . . . . . .      2,860      $  3     2,176       $ 2        $ 2,845        $ (3,558)     $   (708)
  Exercise of common stock options . . . . .         --        --         9        --              3              --             3
  Exercise of stock purchase rights. . . . .         --        --        44        --             24              --            24
  Grant of stock bonus awards. . . . . . . .         --        --         6        --              3              --             3
  Issuance of common stock for
    technology license . . . . . . . . . . .         --        --       262        --            141              --           141
  Issuance of Series B and Series D
    preferred stock warrants . . . . . . . .         --        --        --        --             18              --            18
  Issuance of Series D preferred
    stock, net of issuance costs
    of $42 . . . . . . . . . . . . . . . . .      3,200         3        --        --          5,555              --         5,558
  Issuance of Series E preferred
    stock upon conversions of
    notes payable. . . . . . . . . . . . . .      1,316         1        --        --          1,999              --         2,000
  Additional paid-in capital in
    connection with accrued
    interest forgiven from conversion
    of notes payable to Series E
    preferred stock. . . . . . . . . . . . .         --        --        --        --            402              --           402
  Issuance of Series F preferred
    stock from conversion of
    prepaid royalties, net of issuance
    costs of $11 . . . . . . . . . . . . . .        987         1        --        --          1,488              --         1,489
  Net loss . . . . . . . . . . . . . . . . .         --        --        --        --             --          (5,269)       (5,269)
                                                -------      ----    ------      ----        -------        --------       --------
Balances, December 31, 1995. . . . . . . . .      8,363         8     2,497         2         12,478          (8,827)        3,661
  Exercise of common stock options . . . . .         --        --        65        --             34              --            34
  Repurchase of common stock . . . . . . . .         --        --       (42)       --             (9)             --            (9)
  Issuance of Series B preferred
    stock upon net exercise
    of warrants. . . . . . . . . . . . . . .        248        --        --        --             --              --            --
  Issuance of Series G preferred stock
    for cash and conversion of notes
    payable, net of issuance costs
    of $704. . . . . . . . . . . . . . . . .      3,458         4        --        --         12,534              --        12,538
Net loss . . . . . . . . . . . . . . . . . .         --        --        --        --             --          (8,515)       (8,515)
                                                -------      ----    ------      ----        -------        --------       --------
Balances, December 31, 1996. . . . . . . . .     12,069        12     2,520         2         25,037         (17,342)        7,709
  Exercise of common stock options . . . . .         --        --       150        --             85              --            85
  Repurchase of common stock . . . . . . . .         --        --       (12)       --             (7)             --            (7)
  Grant of stock bonus awards. . . . . . . .         --        --        13        --             38              --            38
  Issuance of common stock for
    services rendered. . . . . . . . . . . .         --        --         6        --             34              --            34
  Issuance of Series H preferred stock . . .        494         1        --        --          1,999              --         2,000
  Issuance of warrants in connection
    with convertible subordinated notes. . .         --        --        --        --            250              --           250
  Issuance of warrants in connection
    with technology license agreement. . . .         --        --        --        --          1,000              --         1,000
  Issuance of common stock, net of
    issuance costs of $1,280 . . . . . . . .         --        --     2,836         3         35,642              --        35,645
  Conversion of preferred stock to
    common stock . . . . . . . . . . . . . .    (12,563)      (13)    4,653         5              8              --            --
  Issuance of common stock upon net
    exercise of warrants . . . . . . . . . .         --        --       176        --             --              --            --
  Net loss . . . . . . . . . . . . . . . . .         --        --        --        --             --         (13,590)      (13,590)
                                                -------      ----    ------      ----        -------        --------       --------
Balances, December 31, 1997. . . . . . . . .         --      $ --    10,342       $10        $64,086        $(30,932)     $ 33,164
                                                -------      ----    ------      ----        -------        --------       --------
                                                -------      ----    ------      ----        -------        --------       --------



The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1997            1996           1995
                                                                          ----            ----           ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(13,590)       $(8,515)       $(5,269)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .       760            322            162
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . .     1,175             --             --
    Provision for excess and obsolete inventory. . . . . . . . . . . .       452            126            137
    Interest converted to Series E preferred stock . . . . . . . . . .        --             --            402
    Common stock issued for technology license . . . . . . . . . . . .        --             --            141
    Convertible Subordinated Note interest related to the
      issuance of warrants . . . . . . . . . . . . . . . . . . . . . .       250             --             --
    Common Stock issued for services rendered. . . . . . . . . . . . .        72             --              3
  Change in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .    (8,697)        (1,061)          (224)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,877)          (873)          (218)
    Prepaid expenses and other current assets. . . . . . . . . . . . .      (237)          (115)             7
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       609          1,144            102
    Accrued liabilities and other. . . . . . . . . . . . . . . . . . .       648            395          1,418
                                                                        --------        -------        -------
      Net cash used in operating activities. . . . . . . . . . . . . .   (21,435)        (8,577)        (3,339)
                                                                        --------        -------        -------

Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . .      (643)          (321)          (295)
  Change in other assets . . . . . . . . . . . . . . . . . . . . . . .       (76)           (26)           (22)
  Purchase of short-term investments . . . . . . . . . . . . . . . . .      (981)            --           (490)
  Proceeds from maturity of short-term investments . . . . . . . . . .        --            490            199
                                                                        --------        -------        -------
      Net cash provided by (used in) investing activities. . . . . . .    (1,700)           143           (608)
                                                                        --------        -------        -------
Cash flows from financing activities:
  Repayment of capital lease obligations . . . . . . . . . . . . . . .      (307)          (106)           (20)
  Repayment of convertible subordinated note payable . . . . . . . . .    (6,882)            --             --
  Proceeds from issuance of preferred stock warrants . . . . . . . . .        --             --             18
  Proceeds from convertible subordinated note payable. . . . . . . . .     6,882             --             --
  Net proceeds from issuance of convertible debenture. . . . . . . . .     5,000          3,160             --
  Net proceeds from issuance of preferred stock. . . . . . . . . . . .     2,000          9,378          5,558
  Net proceeds from issuance of common stock . . . . . . . . . . . . .    35,730             34             27
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . .        (7)            (9)            --
                                                                        --------        -------        -------
      Net cash provided by financing activities. . . . . . . . . . . .    42,416         12,457          5,583
                                                                        --------        -------        -------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . .    19,281          4,023          1,636
Cash and cash equivalents, beginning of period . . . . . . . . . . . .     6,886          2,863          1,227
                                                                        --------        -------        -------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $ 26,167        $ 6,886        $ 2,863
                                                                        --------        -------        -------
                                                                        --------        -------        -------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of notes payable into preferred stock . . . . . . . . . .        --        $ 3,160        $ 2,000
  Conversion of prepaid royalties to Series F preferred stock. . . . .        --             --          1,500
  Property and equipment acquired under capital leases . . . . . . . .      $675            472            314
  Capitalization of finance costs. . . . . . . . . . . . . . . . . . .       500             --             --
  Issuance of warrants in connection with subordinated
    notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       250             --             --
  Issuance of warrants in connection with technology
    license agreement. . . . . . . . . . . . . . . . . . . . . . . . .     1,000             --             --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    718        $    28        $     5



The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                            NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY

     The Company, which was incorporated in Delaware on June 6, 1990, is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the "last mile" connection to the end user which causes slow response time for those accessing bandwidth-intensive information over the Internet and corporate intranets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR

     In 1997, the Company changed its fiscal year end from March31 to December31, effective January 1, 1992.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS, BUSINESS RISKS AND CREDIT CONCENTRATION

     The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term cash investments, accounts receivable, accounts payable, capital leases, subordinated debt and other accrued liabilities' approximate fair value due to their short maturities.

     The Company sells its products primarily to cable system operators, broadband wireless system operators, Internet Service Providers, third party distributors and other companies that provide broadband networking systems or services, principally in North America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company also maintains allowances for potential losses on collectibility of accounts receivable and such losses have been within Management's expectations. As of December 31, 1997, one customer represented 21% of accounts receivable and as of December 31, 1996, two customers represented 51% and 10% of accounts receivable, respectively.

     The Company operates in the intensely competitive and rapidly changing communications industry which has been characterized by rapid technological change, evolving industry standards and federal, state and local regulation which may impede the Company's penetration of certain markets.

     The Company currently operates with one product line. The Company's future success depends upon its ability to develop, introduce and market new products, its ability to obtain components from key suppliers, obtaining sufficient manufacturing capacity, and the success of the broadband access business. The Company may experience future fluctuations in operating results and declines in selling prices.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Instruments with a maturity greater than three months at the date of purchase and maturing within one year from the balance sheet date are included in short-term investments. The Company's cash and cash equivalents as of December 31, 1997 are in three demand accounts with two major banks. Short-term investments as of December 31, 1997 are classified as available for sale and are carried at cost which approximates fair market value, and consists of corporate commercial paper maturing in April 1998.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets of three to five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include deferred financing costs relating to fees incurred in connection with the issuance of a senior convertible debenture in April 1997 and the value of the transfer of certain technologies relating to a technology support and development agreement signed in November 1997. The deferred financing costs are amortized over the five year life of the debenture (see Note 7) and the value of the technologies will be amortized on a straight line basis over a four year life. Total accumulated amortization as of December 31, 1997 was $20,833. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value.

REVENUE RECOGNITION

     The Company recognizes revenue and accrues for estimated warranty costs upon shipment of products. The Company's third party manufacturer provides a fifteen month warranty period on all cable modems manufactured by them. The warranty period begins on the date the modems are completely assembled. The Company provides a twelve month warranty on all headend equipment sold. Actual warranty costs incurred have not materially differed from those provided.

PRODUCT DEVELOPMENT COSTS

     Costs related to research, design and development of products are charged to research and development expenses as incurred.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's financial statements for the year ended December 31, 1996. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No.123 had been adopted. The Company has continued to account for its stock based compensation in accordance with the provisions of APB 25 and provides the required pro forma disclosures (see Note 11).

COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

     The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" and accordingly all prior periods have been restated. Basic and diluted loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of diluted loss per share as their effect is antidilutive. In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98, which addresses the computation of earnings per share in an initial public offering. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with the SAB and basic and diluted loss per share has been restated accordingly.

     Stock Options to purchase 1,926,000 shares of Common Stock at prices ranging from $0.27 to $11.05 per share were outstanding at December 31, 1997, but were not included in the computation of diluted loss per share because they were antidilutive. Warrants to purchase 1,340,656 shares of Common Stock at prices ranging from $0.001 to $10.91 per share were outstanding at December 31, 1997, but were not included in the computation of diluted loss per share because they were antidilutive. The aforementioned stock options and Warrants could potentially dilute earnings per share in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

3.  INVENTORIES

     Inventories are comprised of the following (in thousands):



                                                            DECEMBER 31,
                                                      ---------------------
                                                       1997            1996
                                                       ----            ----
     Raw materials . . . . . . . . . . . . . . . .    $1,952           $526
     Work in progress. . . . . . . . . . . . . . .       292            267
     Finished goods. . . . . . . . . . . . . . . .     1,124            150
                                                      ------           ----
                                                      $3,368           $943
                                                      ------           ----
                                                      ------           ----

4.  PROPERTY AND EQUIPMENT

     Property and equipment, including furniture and equipment under capital leases, (cost of $1,461,000 and $786,000 and accumulated amortization of $541,000 and $177,000 as of December 31, 1997 and 1996, respectively) consist of the following (IN THOUSANDS):


                                                           DECEMBER 31,
                                                     ----------------------
                                                       1997            1996
                                                       ----            ----
     Machinery and equipment . . . . . . . . . . .   $ 2,780         $1,440
     Office furniture and fixtures . . . . . . . .       164            107
     Leasehold improvements. . . . . . . . . . . .       110            189
                                                     -------         ------
                                                       3,054          1,736
     Less accumulated depreciation and
       amortization. . . . . . . . . . . . . . . .    (1,246)          (558)
                                                     -------         ------
                                                     $ 1,808         $1,178
                                                     -------         ------
                                                     -------         ------

5.  CONVERTIBLE SUBORDINATED NOTE PAYABLE

In September 1997, the Company entered into a Convertible Subordinated Promissory Note Purchase Agreement to issue $6,882,000 of subordinated notes at 10% interest (increasing to 18% after March 30, 1998 under certain circumstances).

The principal amount of the notes was payable at the earliest of September 30, 1998 or the effective date of an initial public offering of the Company's common stock. In connection with the Convertible Subordinated Note Purchase Agreement, the Company issued warrants to purchase 252,381 shares of its common stock at $10.91 per share. The warrant becomes exercisable at the earliest of 180 days after issuance or the effective date of an initial public stock offering and expires in five years. The amount attributed to the value of the warrants is $250,000 which has been allocated to stockholders' equity and was charged to interest expense upon repayment of the note. At December 31, 1997 no amount was outstanding under the convertible subordinated note payable.

6.  SHORT TERM BORROWINGS

In October 1997, the Company entered into a credit facility agreement with a bank which provides for borrowings up to a maximum of $4.0 Million. Borrowings under the credit facility, which expires in October 1998, bear interest at the prime rate (8.50% at December 31, 1997) and are collateralized by certain of the Company's assets. The agreement contains restrictive covenants including maintenance of certain financial ratios, limitations of quarterly losses and prohibits the Company from paying any cash dividends. The Company had no outstanding borrowings under this credit facility at December 31, 1997.

7.  CONVERTIBLE DEBENTURE

     On April 30, 1997, the Company issued a senior convertible debenture in the amount of $5,500,000, bearing interest at 12% per annum, payable quarterly, and maturing on April30, 2002. An arrangement fee of $500,000 was paid by the Company. The debenture is convertible, at the option of the holder, at any time, into common stock at $10.71 per share. The debenture contains "full ratchet" antidilution provisions under which the number of shares of the Company's Common Stock into which the debenture will be convertible may be increased if the Company issues any shares (with certain exceptions for employee stock options and the like) prior to October 1998 for consideration less than $10.71 per share. Commencing with October 1998, any such issuance would be subject to certain "weighted average" antidilution provisions.

     The debenture is collateralized by certain of the Company's assets. Subject to certain upgrade adjustments, the Company may not make capital expenditures in excess of $1,500,000, $2,500,000, $5,500,000 and $11,000,000 during the twelve months ending March 31, 1998, 1999, 2000 and 2001, respectively. Additionally, the Company may not declare dividends, retire any subordinated debt other than in accordance with its terms, or distribute its assets to any stockholder as long as the debenture remains outstanding.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31,
                                                      ----------------------
                                                       1997           1996
                                                      ------         -------
     Accrued payroll and related accruals. . . . .    $  795         $  425
     Other liabilities . . . . . . . . . . . . . .       599            287
                                                      ------         ------
                                                      $1,394         $  712
                                                      ------         ------
                                                      ------         ------

9.  CAPITAL LEASE OBLIGATIONS

     Capital leases at December 31, 1997 expire at various dates through March 2001 and bear interest at rates ranging from 7.6% to 10.8%.

     Future minimum lease payments under all capital leases are as follows (in thousands):

     1998                                                          $    474
     1999                                                               407
     2000                                                               244
     2001                                                                10
                                                                   --------
                                                                      1,135
     Less amount representing interest                                 (107)
                                                                   --------
                                                                      1,028
     Less current portion                                              (410)
                                                                   --------
                                                                   $    618
                                                                   --------
                                                                   --------

10.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and equipment under operating leases expiring at various dates from May 1998 through March 2002. Under the terms of two of the facilities leases, the Company is responsible for its share of common area expenses.

     Future minimum lease payments are as follows (in thousands):

     1998                                                          $    362
     1999                                                                56
     2000                                                                57
     2001                                                                57
     2002                                                                11
                                                                   --------
                                                                   $    543
                                                                   --------
                                                                   --------

     Rent expense for 1997, 1996, 1995 was approximately $494,000, $263,000, and $191,000 respectively.

     The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company initiated a civil action for patent infringement against Com21, Inc,. and Celestica, Inc. on January 23, 1998 in the U.S. District Court for the Eastern District of Virginia. In response to the Company's action, Com21, Inc. initiated a declaratory judgment action on January 29, 1998 against the Company in the U.S. District Court for the Northern District of California to obtain a declaration of invalidity of the Company's patents and non-infringement of such patents. The action in the Eastern District of Virginia was subsequently transferred to the Northern District of California of February 23, 1998. The litigation is expected to be time consuming and costly, and, although no monetary claim is asserted against the Company, the action, if resolved adversely to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

11.  STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

     In September 1997, the Company's Board of Directors approved a 1-for-2.7 reverse split of the Company's common stock and a corresponding change in the preferred stock conversion ratios. All common and preferred stock and per share amounts in these financial statements have been adjusted retroactively to give effect to the split. In addition, the Company's Board of Directors approved an Amended and Restated Certificate of Incorporation which eliminated the existing convertible preferred stock and changed the number of authorized shares of preferred stock to 5,000,000 shares, $0.001 par value, and increased the shares of common stock authorized to 100,000,000 shares. In October 1997, the stockholders of the Company approved the 1- for -2.7 reverse split of the Company's common stock and a corresponding change in the preferred stock conversion ratios.

INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

     In November 1997, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. In connection with the Initial Public Offering, all outstanding shares of Preferred Stock were converted into shares of common stock adjusted for the 1-for-2.7 reverse stock split.

WARRANTS

     The Company has historically issued warrants in connection with its various rounds of financing, equipment lease lines, and transfers of technology. The value of the warrants has been assessed using the Black-Scholes Model and valued as appropriate for financial reporting purposes.

     In connection with the issuance of Series G preferred stock in July 1996, and the 1996 equipment lease line, the Company issued warrants to purchase 58,021 and 5,802 shares of common stock, respectively, at $10.34 per share. These warrants are exercisable at any time and expire in July 2001 and August 2006, respectively. The Company has reserved 63,823 shares of common stock for issuance upon exercise of these warrants.

     In connection with the issuance of convertible promissory notes in June 1996, which were later converted into Series G preferred stock, the Company issued warrants to purchase 167,037 shares of common stock at $4.73 per share. In connection with the issuance of Series D preferred stock May 1995, the Company issued warrants, at $.001 per warrant, to purchase 592,593 shares of common stock at $4.73 per share. In December 1997, a warrant to purchase 132,225 shares was exercised for a net exercise of 99,850 shares a common stock. The remaining warrants are exercisable at any time and expire in June 2001. The Company has reserved 627,405 shares of common stock for issuance upon exercise of these warrants.

     During 1996, the Company issued warrants, at $.001 per warrant, to purchase 76,245 shares of Common stock at $4.73 per share. In connection with the technology transfer discussed in Note 14 and the 1995 equipment lease line, the Company issued warrants to purchase 169,259 and 8,466 shares of common stock, respectively, at $4.73 per share. During 1996, a warrant to purchase 169,259 shares was exercised for a net exercise of 91,921 shares of common stock. The remaining warrants are exercisable at any time and expire in June 2001 and August 2005, respectively. The Company has reserved 84,710 shares of common stock for issuance upon exercise of these warrants.

     In September 1997, the Company issued warrants to purchase 252,381 shares of common stock in connection with their convertible subordinated note payable, at an exercise price of $10.91. In October 1997, the Company issued warrants to purchase 2,659 shares of common stock in connection with obtaining a bank credit facility at an exercise price of $10.91. In November 1997, warrants to purchase 148,617 shares of common stock were exercised for a net exercise of 76,096 shares of common stock. (See Note 5).

     In November 1997, the Company issued a five year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share, in connection with a technology support and development arrangement.

STOCK OPTION PLANS

     In September 1997, the Board of Directors approved the 1997 Equity Incentive Plan and reserved a total of 1,750,000 shares for issuance to employees, officers, directors, consultants, independent contractors, and advisors. In addition, any shares that, upon the effectiveness of the 1997 plan, were available for the grant of options under earlier plans are rolled over and are available for issuance under the 1997 plan; also, any shares that subsequently became available under the earlier plans, roll over and became available for issuance under the 1997 plan. The 1997 Equity Incentive Plan expires in September 2007. Also in September 1997, the Board of Directors adopted 1997 Directors' Stock Option Plan under which 100,000 shares of common stock have been reserved for issuance. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company and expires in September 2007.

     In December 1996, the Company adopted the 1996 Equity Incentive Plan and reserved 185,185 shares of common stock for issuance to employees, officers, directors, consultants, independent contractors and advisors. In June 1997, the Company increased the number of shares reserved for issuance under the 1996 Equity Incentive Plan by 222,222. The 1996 Equity Incentive Plan expires in December 2006.

     In December 1995, the Company adopted the Executive Officer Incentive Plan and reserved 370,370 shares of common stock for issuance to the Company's chief executive officer and other senior executive officers. In 1996 and 1997, the Company increased the number of shares reserved under this plan by 129,630 and 271,111, respectively. In the event of a merger, consolidation, liquidation or similar change of control transaction as a result of which the participants' responsibilities and position with the Company are materially diminished, options granted under this plan become fully exercisable and remain so for one year thereafter. This plan will expire in December 2005.

     In October 1993, the Company adopted the 1993 Equity Incentive Plan, and reserved 185,185 shares of common stock for issuance to employees, officers, directors, consultants and advisors. In 1995, 1996 and 1997, the Company increased the number of shares reserved for issuance under the 1993 Equity Incentive Plan by 351,851, 425,925 and 66,340 shares, respectively. The 1993 Equity Incentive Plan expires in October 2003.

     Options, under all of the above plans, may be granted at prices not less than fair market value at the date of grant, as determined by the Board of Directors, in case of incentive options (110% in certain instances), and not less than 85% of fair market value at the date of grant, as determined by the Board of Directors, in case of nonqualified options, restricted stock awards and stock bonus awards (100% in certain instances). Options and stock awards generally vest 12.5% six months from date of grant and 2.0833% per month thereafter; stock options expire three months after termination of employment and five years from date of grant.

     Activity under the Plans is set forth below (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                                                                     VALUE OF
                                                                     OPTIONS AND                   OPTIONS AND       WEIGHTED
                                                                       PURCHASE        EXERCISE      PURCHASE         AVERAGE
                                                          SHARES        RIGHTS           PRICE        RIGHTS         EXERCISE
                                                        AVAILABLE    OUTSTANDING      PER SHARE    OUTSTANDING         PRICE
                                                        ---------    -----------      ---------    -----------       --------
Balances, January 1, 1995                                     169            173    $0.27-$0.54    $        57          $0.33
     Additional shares reserved                               722              -              -              -              -
     Options granted                                         (235)           235           0.54            127           0.54
     Purchase rights granted                                  (44)            44           0.54             24           0.54
     Purchase rights exercised                                  -            (44)          0.54            (24)          0.54
     Stock bonus awards                                        (6)             -           0.54              -           0.54
     Options canceled                                          90            (90)     0.27-0.54            (35)          0.39
     Options exercised                                          -             (9)     0.27-0.54             (3)          0.33
                                                       ----------     ----------                    ----------

Balances, December 31, 1995                                   696            309      0.27-0.54            146           0.47
     Additional shares reserved                               741              -              -              -              -
     Options granted                                       (1,267)         1,267      0.54-1.08            865           0.68
     Stock repurchased                                         11              -           0.54              -              -
     Options canceled                                          32            (32)     0.27-0.54            (14)          0.44
     Options exercised                                          -            (65)          0.54            (34)          0.65
                                                       ----------     ----------                    ----------

Balances, December 31, 1996                                   213          1,479      0.27-1.08            963           0.65
     Additional shares reserved                             2,409              -              -              -              -
     Options granted                                         (862)           862     1.08-11.05          5,332           6.19
     Stock bonus awards                                       (13)             -      1.08-5.40              -              -
     Stock repurchased                                         12              -           0.54              -              -
     Options canceled                                         265           (265)     0.27-1.08           (316)          1.19
     Options exercised                                          -           (150)     0.27-1.08            (85)          0.57
                                                       ----------     ----------                    ----------

Balances, December 31, 1997                                 2,024          1,926   $0.27-$11.05     $    5,894          $3.06
                                                       ----------     ----------                    ----------
                                                       ----------     ----------                    ----------

     For the years ended December 31, 1997, 1996 and 1995, the weighted average fair value of options granted was $5.48, $0.81 and $0.42 per share, respectively.

STOCK OPTION PLANS

     As of December 31, 1997, the stock options outstanding were as follows (in thousands, except per share data):

                         OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
       --------------------------------------------------------------------         -------------------------------
                                       WEIGHTED AVERAGE
                                          REMAINING             WEIGHTED                                WEIGHED
       EXERCISE            NUMBER        CONTRACTUAL            AVERAGE               NUMBER            AVERAGE
        PRICE           OUTSTANDING      LIFE (YEARS)        EXERCISE PRICE         EXERCISABLE      EXERCISE PRICE
       --------         -----------    ----------------      --------------         -----------      --------------
          $0.27                  42                1.45            $   0.27                  37            $   0.27
           0.54                 887                3.15                0.54                 398                0.54
           1.08                 258                3.81                1.08                  67                1.08
           2.16                  46                4.23                2.16                  11                2.16
           2.70                 153                4.38                2.70                  23                2.70
           5.40                 195                4.54                5.40                   3                5.40
           8.78                 114                4.66                8.78                  --                8.78
          11.04                 170                4.71               11.04                  --               11.04
          11.05                  61                4.80               11.05                  --               11.05
                             ------                                                      ------
                              1,926                                 $  3.06                 539             $  0.76
                             ------                                                      ------
                             ------                                                      ------

     As of December 31, 1996 and 1995, options to purchase 294,000 and 125,000 shares were exercisable at an average weighted exercise price of $0.54 and $0.46 per share, respectively.

     The Company has elected to continue to follow the provisions of APB No.25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No.123 ("SFAS No.123"). Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in years ended 1997, 1996 and 1995 consistent with the provisions of SFAS No.123, the Company's net loss and net loss per share for 1997, 1996, and 1995 would have been increased to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                       1997           1996           1995
                                                      ------         ------         ------
     Net loss as reported                           $ 13,590       $  8,515       $  5,269
                                                    --------       --------       --------
                                                    --------       --------       --------
     Net loss - pro forma                           $ 13,733       $  8,548       $  5,275
                                                    --------       --------       --------
                                                    --------       --------       --------
     Net loss per share - as reported               $  (3.84)      $  (3.36)      $  (2.37)
                                                    --------       --------       --------
                                                    --------       --------       --------
     Net loss per share - pro forma                 $  (3.88)      $  (3.37)      $  (2.37)
                                                    --------       --------       --------
                                                    --------       --------       --------

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     In accordance with the provisions of SFAS No. 123, the fair value of each option is estimated using the following assumptions used for grants during 1997, 1996 and 1995; dividend yield of 0%, volatility of 0% for options issued prior to the Company's Initial Public Offering and 75% thereafter, risk-free interest rates of 5.18% to 7.68% at the date of grant and an expected term of four years.

EMPLOYEE STOCK PURCHASE PLAN

In September 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase Common Stock through payroll deductions. A total of 225,000 shares have been reserved for issuance under this plan. As of December 31, 1997, no shares have been purchased under the Employee Stock Purchase Plan.

12.  INCOME TAXES

     Temporary differences which gave rise to significant portions of deferred tax assets are as follows (IN THOUSANDS):

                                                        1997           1996
                                                        ----           ----
     Net operating loss carry forwards              $  6,279       $  4,119
     Capitalized research expenditures                 5,669          3,553
     Tax credit carry forwards                         1,172            637
     Inventory reserves                                  178            103
     Other accrued liabilities                           754            104
                                                    --------       --------
          Total deferred assets                       14,052          8,516
     Valuation allowance                             (14,052)        (8,516)
                                                    --------       --------
          Net deferred assets                       $     --       $     --
                                                    --------       --------
                                                    --------       --------

     In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $5,536,000, and $4,561,000 in 1997 and 1996, respectively. The Company had federal and state net operating loss carry forwards of approximately $16,589,000 and $10,945,000, respectively, as of December 31, 1997 available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire in 1997 through 2012, if not utilized.

                                                      TAX        EXPIRATION
                                                   REPORTING       DATES
                                                   ---------     ----------
     Research and development credit                $768,000      2007-2012
     State research and development credit           404,000

     The Company's net operating loss and tax credit carry forwards are subject to a limitation of approximately $5,120,000 upon an ownership change, as defined by tax laws.

13.  EMPLOYEE BENEFIT PLAN

     The Company adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual compensation and the employer is allowed to make discretionary contributions. In 1997, 1996, 1995, the Company made no employer contributions.

14.  RELATED PARTY TRANSACTIONS

     During 1994, the Company entered into borrowing agreements with two parties. At the time of each borrowing, the Company was required to issue warrants to purchase its preferred stock. In December 1994, one of the lenders applied its outstanding balance of $1,250,000 to the exercise of its warrants. In December 1995, the second lender used its outstanding balance of $2,000,000 to exercise its warrants. Accrued interest on the note was forgiven. However, the Company recorded the related accrued interest of $402,000 as an additional capital contribution related to the issuance of the Series E preferred stock.

     In connection with these borrowing agreements the Company granted an exclusive royalty bearing license to certain technology to one of the lenders. In December 1995, advance royalties in the amount of $1,500,000 were converted into 365,517 shares of Series F preferred stock at $4.10 per share. At the same time, the above license became nonexclusive, and the Company received a nonexclusive license to certain technology, consideration for which was the issuance of 262,222 shares of the Company's common stock at $.54 per share.

     The Company had net sales to two stockholders of $578,000 and $534,000, respectively, for the year ending December 31, 1997.

     An executive officer of the Company contributed $500,000 or 7% of the proceeds received from the issuance of the $6,882,000 convertible subordinated note payable as referred to at Note 5.

15.  BUSINESS SEGMENT AND MAJOR CUSTOMERS

     The Company operates in a single industry segment and primarily sells its products to customers in North America. Products sold to customers in other geographic regions are insignificant.

     Individual customers that comprise 10% or more of the Company's net sales are as follows:

                                                   1997      1996      1995
                                                   ----      ----      ----
          A                                          14%        -         -
          B                                           -        21%       52%
          C                                           -        41        28

16.  SUBSEQUENT EVENTS

     In March 1998, the Company announced its intent to acquire Pacific Monolithics, Inc., a privately held Company, for approximately $12.5 million of the Company's common stock.

     In February 1998, the Company entered into a sublease agreement for approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, CA. The new facility will become the Company's headquarters and principal facility, and will replace the existing facilities leases that expire in May 1998 through September 1998. The sublease provides for initial monthly lease payments of approximately $68,888 and expires in April 2004.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 1998                     HYBRID NETWORKS, INC.



                                   By:  /s/ Carl S. Ledbetter
                                        ----------------------------------------
                                        Carl S. Ledbetter
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                         TITLE                                             DATE
----                                         -----                                             ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Carl S. Ledbetter                   President and Chief Executive Officer             March 27, 1998
-----------------------------------
Carl S. Ledbetter



PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:


/s/ Dan E. Steimle                      Vice President, Finance and Administration        March 27, 1998
-----------------------------------       and Chief Financial Officer
Dan E. Steimle



ADDITIONAL DIRECTORS:


/s/ James R. Flach                      Director                                          March 27, 1998
-----------------------------------
James R. Flach

/s/ Stephen E. Halprin                  Director                                          March 27, 1998
-----------------------------------
Stephen E. Halprin

/s/ Gary M. Lauder                      Director                                          March 27, 1998
-----------------------------------
Gary M. Lauder

/s/ Douglas M. Leone                    Director                                          March 27, 1998
-----------------------------------
Douglas M. Leone

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
Hybird Networks, Inc.
Cupertino, California

     Our report on the financial statements of Hybrid Networks, Inc. is included on page 40 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 32 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



San Jose, California
January 20, 1998

                                HYBRID NETWORKS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    (IN THOUSANDS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                       ADDITIONS
                                   BALANCE AT           CHARGED              CHARGED                              BALANCE AT
For the year ended:                 BEGINNING          TO COSTS              TO OTHER                               THE END
                                    OF PERIOD        AND EXPENSES            ACCOUNTS          DEDUCTIONS          OF PERIOD
                                   ----------        ------------            --------          ----------         -----------
December 31, 1997                      --               $1,175                  --                  --              $1,175
December 31, 1996                      --                   10                  --               $  10                  --
December 31, 1995                      --                   --                  --                  --                  --


INVENTORY RESERVES
                                                       ADDITIONS
                                   BALANCE AT           CHARGED              CHARGED                              BALANCE AT
For the year ended:                 BEGINNING          TO COSTS              TO OTHER                               THE END
                                    OF PERIOD        AND EXPENSES            ACCOUNTS          DEDUCTIONS          OF PERIOD
                                   ----------        ------------            --------          ----------         -----------
December 31, 1997                $    257             $    452                  --            $   (382)           $    327
December 31, 1996                     137                  126                  --                  (6)                257
December 31, 1995                      --                  137                  --                  --                 137

                                    EXHIBIT INDEX

Exhibit
Number       Exhibit Title
-------      -------------

  3.01       Registrant's Amended and Restated Certificate of Incorporation
             (1)

 10.01 Amended and Restated Investors Rights Agreement, dated as of September 18, 1997 between Registrant and certain investors, as amended October 13, 1997 and as amended November 6, 1997. (3)

 10.02       Registrant's 1993 Equity Incentive Plan. (3) (4)

 10.03       Registrant's 1996 Equity Incentive Plan. (3) (4)

 10.04       Registrant's Executive Officer Incentive Plan. (3) (4)

 10.05       Registrant's 1997 Equity Incentive Plan. (3) (4)

 10.06       Registrant's 1997 Directors Stock Option Plan. (3) (4)

 10.07       Registrant's 1997 Employee Stock Purchase Plan. (3) (4)

 10.08 Form of Indemnity Agreement entered into by Registrant with each of its directors and officers. (3)

 10.09 Net Lease Agreement between Devcon/Bubb Road Investors and Registrant dated May 25, 1995. (3)

 10.10 Sublease between Norian Corporation and Registrant dated October 24, 1996. (3)

 10.11 Employment Agreement between Registrant and Carl S. Ledbetter dated January 15, 1996.(3)(4)

 10.12 Senior Secured Convertible $5.5 Million Debenture Purchase Agreement between Registrant and London Pacific Life & Annuity Company dated April 30, 1997 and related Senior Secured Convertible $5.5 Million Debenture Due 2002 and Security Agreement and Senior Secured Convertible $5.5 Million Debenture Due 2002 transferred to BG Services Limited. (3)

 10.13 Convertible Subordinated Promissory Note Purchase Agreement among Registrant and certain investors dated September 18, 1997, form of Convertible Subordinated Promissory Note and form of Common Stock Purchase Warrant. (3)

 10.14 Commitment Letter between Registrant and Venture Banking Group dated September 16, 1997.(3)

 10.15 Collaboration Agreement among Registrant, Sharp Corporation and Itochu Corporation dated November 25, 1996 and Addendum No. 1 thereto dated November 25, 1996. (3)

 10.16 Sales and Purchase Agreement between Registrant and Itochu Corporation dated January 10, 1997. (3) (5)

 10.17 Value Added Reseller Agreement between Registrant and Internet Ventures, Inc. dated July 1, 1996. (3) (5)

 10.18 Value Added Reseller Agreement between Registrant and Network System Technologies dated November 25, 1996. (3) (5)

 10.19       Registrant's Incentive Based Compensation Program. (3) (4)

 10.20 Loan and Security Agreement between Venture Banking Group and Registrant dated October 16, 1997, Form of Common Stock Purchase Warrant and Subordination Agreements among Registrant and certain security holders of Registrant dated October 16, 1997. (3)

 10.21 Warrant Purchase Agreement by and between Registrant and Alcatel dated as of November 3, 1997. (3)

 10.22 Employment Letter between Registrant and Dan E. Steimle dated July 27, 1997. (4)

 10.23       Employment Letter between Registrant and William H. Fry dated
             May 8, 1996, and Terms of Severance Arrangement with William H. Fry dated January 21, 1998. (4)

 23.01       Consent of Coopers & Lybrand L.L.P., independent accountants.

 27.01       Financial Data Schedule.

---------------

(1) Incorporated by reference to Exhibit 3.03 to the Registrant's Registration Statement on Form S-1, File No. 333-36001, declared effective by the SEC on November 11, 1997 (the "Form S-1").

(2)  Incorporated by reference to Exhibit 3.05 to the Form S-1.

(3)  Incorporated by reference to the Exhibit with the same number in the Form
     S-1.

(4)  Represents a management contract or compensatory plan.

(5) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.