Form 10-Q
period 1998-03-31
HYBRID NETWORKS INC
filed 1998-06-01
CIK 900091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER 0-23289

                                HYBRID NETWORKS, INC.
                (Exact name of registrant as specified in its charter)

     Delaware                                               77-0252931
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S.  Employer
     incorporation or organization)                         Identification No.)

     10161 Bubb Road, Cupertino, California                 95014
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

                                    (408) 725-3250
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if
                             changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No
                               ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 1, 1998:                   10,410,050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HYBRID NETWORKS, INC.
                                       INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
         ---------------------                                         --------
     ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1998
               and December 31, 1997 (unaudited)                          3

          Statements of Operations for the Three Months
               Ended March 31, 1998 and 1997 (unaudited)                  4

          Statements of Cash Flows for the Three Months
               Ended March 31, 1998 and 1997 (unaudited)                  5

          Notes to Unaudited Financial Statements                         6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                              8

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                         36


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                         37

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                 37

     ITEM 5.   OTHER INFORMATION                                         38

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          38


     SIGNATURES                                                          39

     INDEX TO EXHIBITS                                                   40

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                HYBRID NETWORKS, INC.
                              BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      1998           1997
                                                                                  ------------   -------------
                                         ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $  7,248       $ 26,167
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          12,753            981
     Accounts receivable, net of allowance for doubtful accounts
       of $2,133 in 1998 and $1,175 in 1997. . . . . . . . . . . . . . . .           6,606          8,870
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,298          3,368
     Prepaid expenses and other current assets . . . . . . . . . . . . . .             369            362
                                                                                  --------       --------
               Total current assets. . . . . . . . . . . . . . . . . . . .          34,274         39,748

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .           1,768          1,808
Intangibles and other assets . . . . . . . . . . . . . . . . . . . . . . .           1,628          1,563
                                                                                  --------       --------

               Total assets. . . . . . . . . . . . . . . . . . . . . . . .        $ 37,670       $ 43,119
                                                                                  --------       --------
                                                                                  --------       --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,080       $  2,033
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,278          1,394
   Current portion of capital lease obligations. . . . . . . . . . . . . .             455            410
                                                                                  --------       --------
               Total current liabilities . . . . . . . . . . . . . . . . .           3,813          3,837

Convertible debenture. . . . . . . . . . . . . . . . . . . . . . . . . . .           5,500          5,500
Capital lease obligations, less current portion. . . . . . . . . . . . . .             587            618
                                                                                  --------       --------

               Total liabilities . . . . . . . . . . . . . . . . . . . . .           9,900          9,955
                                                                                  --------       --------
Contingencies

Stockholders' equity:

   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1998 or 1997 . . . . . . . . . .              --             --
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,364 shares in 1998 and
       10,342 shares in 1997 . . . . . . . . . . . . . . . . . . . . . . .              10             10
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .          63,916         64,086
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .         (36,156)       (30,932)
                                                                                  --------       --------
       Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .          27,770         33,164
                                                                                  --------       --------
               Total liabilities and stockholders' equity. . . . . . . . .        $ 37,670       $ 43,119
                                                                                  --------       --------
                                                                                  --------       --------

    The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                         STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -----------------------
                                                                                    1998           1997
                                                                                  --------       --------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    915       $  1,852
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,181          1,974
                                                                                  --------       --------
  Gross loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (266)         ( 122)
                                                                                  --------       --------

Operating expenses:
  Research and development . . . . . . . . . . . . . . . . . . . . . . . .           2,042          1,726
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . .             977          1,274
  General and administrative . . . . . . . . . . . . . . . . . . . . . . .           2,017          1,233
                                                                                  --------       --------
     Total operating expenses. . . . . . . . . . . . . . . . . . . . . . .           5,036          4,233
                                                                                  --------       --------
       Loss from operations. . . . . . . . . . . . . . . . . . . . . . . .          (5,302)        (4,355)
Interest income and other expenses, net. . . . . . . . . . . . . . . . . .             302             87
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (224)           (12)
                                                                                  --------       --------
       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (5,224)      $ (4,280)
                                                                                  --------       --------
                                                                                  --------       --------

Basic and diluted loss per share . . . . . . . . . . . . . . . . . . . . .        $  (0.51)      $  (1.67)
                                                                                  --------       --------
                                                                                  --------       --------

Shares used in basic and diluted per share calculation . . . . . . . . . .          10,353          2,561
                                                                                  --------       --------
                                                                                  --------       --------

      The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (AMOUNTS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
                                                                                     1998           1997
                                                                                   --------       --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(5,224)       $(4,280)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .             304            131
     Provision for sales returns . . . . . . . . . . . . . . . . . . . . .           2,386             --
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .           1,077            675
  Change in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .          (1,199)          (269)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,930)          (757)
     Prepaid expenses and other current assets . . . . . . . . . . . . . .              (7)            31
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .              47            394
     Accrued liabilities and other . . . . . . . . . . . . . . . . . . . .            (116)             9
                                                                                   --------       --------
       Net cash used in operating activities . . . . . . . . . . . . . . .          (6,662)        (4,066)
                                                                                   --------       --------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . .             (51)          (228)
  Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . .            (154)           (18)
  Purchase of short-term investments . . . . . . . . . . . . . . . . . . .         (12,753)            --
  Proceeds from maturity of short-term investments . . . . . . . . . . . .             981             --
                                                                                   --------       --------
       Net cash used in investing activities . . . . . . . . . . . . . . .         (11,977)          (246)
                                                                                   --------       --------
Cash flows from financing activities:

  Repayment of capital lease obligations . . . . . . . . . . . . . . . . .            (110)           (51)
  Net proceeds from issuance of preferred stock. . . . . . . . . . . . . .              --          2,000
  Net proceeds from issuance of common stock . . . . . . . . . . . . . . .            (170)            30
                                                                                   --------       --------

       Net cash provided by (used in) financing activities . . . . . . . .            (280)         1,979
                                                                                   --------       --------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .         (18,919)        (2,333)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .          26,167          6,886
                                                                                   --------       --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .         $ 7,248          4,553
                                                                                   --------       --------
                                                                                   --------       --------


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases . . . . . . . . . .         $   124        $   268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   224        $    12

      The accompanying notes are an integral part of these financial statements.

                                HYBRID NETWORKS, INC.
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "COMPANY") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

REVENUE RECOGNITION

     Commencing for the quarter ended March 31, 1998 the Company revised its revenue recognition policy to provide that revenue from shipments of product to distributors will be recognized upon receipt of payment for such shipments. As a result of the revised revenue recognition policy, shipments to distributors of approximately $226,000 of products were not recognized as sales during the quarter ended March 31, 1998.

COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

     The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" and accordingly all prior periods have been restated. Basic and diluted loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation of diluted loss per share as their effect is antidilutive. In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98, which addresses the computation of earnings per share in an initial public offering. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with the SAB and basic and diluted loss per share has been restated accordingly. Stock options and warrants to purchase 3,493,885 shares of common stock at prices ranging from $0.001 to $11.05 per share were outstanding as of March 31, 1998 but were not included in the computation of diluted income per share because they were antidilutive.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement was adopted in the Company's first quarter of 1998, and its effect on the financial statements was not material.

INVENTORIES

     Inventories comprise the following:

                                      MARCH 31,    DECEMBER 31,
                                        1998           1997
                                      -------        -------
Raw materials  . . . . . . . . . .    $ 2,467        $ 1,952
Work in progress . . . . . . . . .        469            292
Finished goods . . . . . . . . . .      4,362          1,124
                                      -------        -------
                                      $ 7,298        $ 3,368
                                      -------        -------
                                      -------        -------

CONTINGENCIES

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

     The Company initiated a civil action for patent infringement against Com21, Inc. and Celestica, Inc. in January 1998 in the U.S. District Court for the Eastern District of Virginia. In response to the Company's action, Com21, Inc. initiated a declaratory judgment action on January 29, 1998 against the Company in the U.S. District Court for the Northern District of California to obtain a declaration of invalidity, unenforceability and non-infringement of the Company's patents and the collection of attorneys fees. The action in the Eastern District of Virginia was subsequently transferred to the Northern District of California in February 1998. The litigation is expected to be time consuming and costly, and, although no monetary claim other than attorneys fees is asserted against the Company, the action, if resolved adversely to the Company, could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the financial condition and results of operations of Hybrid Networks, Inc. (the "COMPANY" or "HYBRID") should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, the sections labeled "OVERVIEW," "LIQUIDITY AND CAPITAL RESERVES" and "OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" consist primarily of forward-looking statements. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including, without limitation, See "OVERVIEW," "LIQUIDITY AND CAPITAL RESERVES" and "OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS --RISKS OF THE PROPOSED MERGER WITH PACIFIC," "--POSSIBLE NEED FOR ADDITIONAL FINANCING," "--LIMITED OPERATING HISTORY; HISTORY OF LOSSES," "--FLUCTUATIONS IN OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG;
CONTINUING DECLINE OF AVERAGE SELLING PRICES," "--LENGTHY SALES CYCLE," "--DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE," " COMPETING TECHNOLOGICAL AND EVOLVING INDUSTRY STANDARDS" and "--COMPETITION." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements within this report on Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this report on Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the disclosure in the sections labeled "OVERVIEW" and "OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     The Company is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the "last mile" connection to the end-user which causes slow response time for those accessing bandwidth-intensive information over the Internet or corporate intranets. The Company's Series 2000 product line ("SERIES 2000") consists of secure headend routers, wireless and cable modems and management software for use with either wireless transmission or cable TV facilities.

     From its inception in June 1990 until September 1996, the Company focused on the design, development, manufacturing and market introduction of the first two generations of the Company's Series 1000 ("SERIES 1000") product line. These product generations offered 5 and 10 Mbps access speeds for downstream data. In October 1996, the Company introduced its third generation product line, the Series 2000, which provides 30Mbps downstream access speeds. The Company expects to generate substantially all of its future sales from its Series 2000 products, enhancements to these products, new products and related support and networking services. The Company recognizes revenue upon shipment of products provided that no significant contractual obligations remain outstanding and collection is probable; however, commencing for the quarter ended March 31, 1998, the Company revised its revenue recognition policy with respect to distributors to provide that revenue is recognized only upon receipt of payment for such shipments. As a result of the revised revenue recognition policy, shipments to distributors of approximately $226,000 of products were not recognized as sales during the quarter ended March 31, 1998. See "NOTES TO UNAUDITED FINANCIAL STATEMENTS." The Company accrues for warranty costs at the time of shipment. To date, net sales include principally product sales and, to a lesser extent, support and networking services.

     The Company sells its products primarily in the United States, and markets its products to a variety of customers, including broadband wireless system operators, cable system operators, Internet Service Providers ("ISPS"), resellers and certain distributors and communications equipment resellers. Historically, a small number of customers has accounted for a substantial portion of the Company's net sales. From quarter-to-quarter, the Company has experienced a significant variation in the mix of type of customers, as well as the identity of its largest customers. Although the Company has expanded its customer base, the Company expects that a limited number of customers will continue to account for a substantial portion of the Company's net sales for the foreseeable future. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. As a result, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and an annual basis. If orders from significant customers are delayed, canceled or otherwise fail to materialize in any particular period, or any significant customer delays payment or fails to pay, the Company can experience significant operating losses in such period. In addition, historically, a substantial majority of the Company's net sales in a given quarter have been recorded in the third month with a concentration in the last two weeks of the quarter. Accordingly, any delay in the closing of quarter end transactions can have a significant impact on the Company's operating results for a particular quarter.

     Further, the Company's customers include companies in the early stage of development or in need of capital to upgrade or expand their services, particularly in the wireless cable marketplace. In order to address the needs and competitive factors facing the emerging broadband access market, the Company on occasion has provided customers extended payment, promotional pricing or other terms. Recent events have reflected an increasing weakness in the broadband wireless access market and in the financial condition of certain wireless cable operators, including customers of the Company. In addition, the Company recently accepted the request of its largest customer in 1997 and the major distributor servicing the wireless cable market to return a substantial amount of inventory due to the weakness in the wireless market. Other broadband wireless access distributors have made similar requests or indicated they may do so. As a result of these events, the Company took a $2,386,000 sales return reserve for the quarter ended March 31, 1998, which reduced net sales from $3,301,000 ("GROSS SALES") to $915,000. The Company has also experienced collectibility problems with a number of its customers, including major customers. For example, as of March 31, 1998, 18.4% of the Company's outstanding accounts receivable was owed by its one principal customer for the quarter ended March 31, 1998. This customer accounted for 24.2% of Gross Sales for that quarter. The provision of extended credit terms and collection problems has also contributed to increases in accounts receivable. The amounts of outstanding accounts receivable, excluding any allowance for doubtful accounts, increased from $1,348,000 as of December 31, 1996 to $10,045,000 as of December 31, 1997 and
to $8,739,000 as of March 31, 1998, and the days of sales outstanding increased from 71 as of

December 31, 1996 to 156 as of December 31, 1997 and to 180 as of March 31, 1998. As of December 31, 1997, the Company established a reserve of $1,175,000 for doubtful accounts and increased the reserve by $1,077,000 for the quarter ended March 31, 1998. These increases in accounts receivable and collectibility issues have adversely affected the Company's business, operating results and financial condition. See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--INEXPERIENCE IN EMERGING MARKET," "--DEPENDENCE ON BROADBAND WIRELESS SYSTEM OPERATORS," "--DEPENDENCE ON CABLE SYSTEM OPERATORS," "--CUSTOMER CONCENTRATION" and "--COMPETITION."

     The market for high speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence and evolving industry standards. The Company's ability to develop and offer competitive products on a timely basis that satisfy industry demands and standards, such as MCNS, could have a material effect on the Company's business, operating results or financial condition. See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--COMPETING TECHNOLOGIES AND EVOLVING INDUSTRY STANDARDS" and "--COMPETITION." In addition, the market for the Company's products has historically experienced significant price erosion over the life of a product, and the Company has experienced and expects to continue to experience pressure on its unit average selling prices. While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will keep pace with competitive price pressures or lead to improved gross margins. If the Company is unable to reduce costs, its gross margins and profitability will be adversely affected. The Company's gross margins are also affected by the sales mix of points of presence headend equipment ("POPS" or "HEADENDS") and modems. The Company's single-user modems generally have lower margins than its multi-user modems, both of which have lower margins than the Company's headends. Due to current customer demand, the Company anticipates that the sales mix of modems will be weighted toward lower-margin single-user modems in the foreseeable future. As a result, gross margins could be adversely affected in the near term. See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--COMPETITION," "--NEED TO REDUCE COST OF CLIENT MODEMS, DOWNCONVERTERS, ANTENNAS AND VIDEO DECODERS" and "--LIMITED MANUFACTURING EXPERIENCE; SOLE SOURCE MANUFACTURING."

     The Company has recently initiated patent infringement litigation against two parties, who in response are seeking declarations of invalidity, unenforceability and non-infringement of the Company's patents. Such litigation could be time consuming and costly and therefore have a material adverse effect on the Company's business, operating results or financial condition.

     The Company incurred net losses for the quarter ended March 31, 1998 and the years ended December 31, 1997, 1996 and 1995 of $5,224,000, $13,590,000,
$8,515,000 and $5,269,000, respectively. As a result, the Company had an accumulated deficit of $36,156,000 as of March 31, 1998. The Company expects to increase its capital expenditures, as well as its research and development and other operating expenses, in order to support and expand the Company's operations. As a result, the Company expects to incur losses for the foreseeable future. See "LIQUIDITY AND CAPITAL RESOURCES" and "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--RISKS OF PROPOSED MERGER WITH PACIFIC;" "--POSSIBLE NEED FOR ADDITIONAL FINANCING," "--LIMITED OPERATING HISTORY; HISTORY OF LOSSES," --FLUCTUATIONS IN OPERATING RESULTS," "--ABSENCE OF SIGNIFICANT BACKLOG; CONTINUING DECLINE OF AVERAGE SELLING PRICES" and "--LENGTHY SALES CYCLE."

     During the first quarter of 1998, the Company entered into an Agreement and Plan of Reorganization ("REORGANIZATION AGREEMENT") whereby a wholly-owned subsidiary of the

Company will merge (the "MERGER") with and into Pacific Monolithics, Inc. ("PACIFIC"). In the past, each of the Company and Pacific has required substantial amounts of capital to design, develop, market, sell and manufacture its products and to finance customer purchases by providing extended credit terms and other accommodations. Neither the Company nor Pacific has been able to generate sufficient cash from operations to meet its cash flow needs. See "LIQUIDITY AND CAPITAL RESOURCES" and "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--RISKS OF THE PROPOSED MERGER WITH PACIFIC," "POSSIBLE NEED FOR ADDITIONAL FINANCING" and "--LIMITED OPERATING HISTORY; HISTORY OF LOSSES." In connection with the proposed Merger, the Company anticipates incurring a charge of from $3.0 million to $3.5 million in the quarter in which the Merger occurs and paying Pacific's indebtedness of approximately $2.0 million (inclusive of accrued interest) for bridge loans made by principal shareholders of Pacific. See "LIQUIDITY AND CAPITAL RESOURCES" and "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS --RISKS OF THE PROPOSED MERGER WITH PACIFIC."

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in the Company's statements of operations for the periods indicated:

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1998           1997
                                                                -------        -------
Net Sales  . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%         100.0%
Cost of sales  . . . . . . . . . . . . . . . . . . . . . . .     129.1          106.6
                                                                -------        -------
     Gross margin. . . . . . . . . . . . . . . . . . . . . .     (29.1)           (6.6)
                                                                -------        -------
Operating expenses:
     Research and development. . . . . . . . . . . . . . . .     223.1           93.2
     Sales and marketing . . . . . . . . . . . . . . . . . .     106.8           68.8
     General and administrative  . . . . . . . . . . . . . .     220.4           66.6
                                                                -------        -------
        Total operating expenses . . . . . . . . . . . . . .    (550.3)          228.6
                                                                -------        -------
           Loss from operations. . . . . . . . . . . . . . .    (579.4)         235.2
                                                                -------        -------
Interest income and other expense, net . . . . . . . . . . .      33.0            4.7
Interest expense . . . . . . . . . . . . . . . . . . . . . .     (24.5)          (0.6)
                                                                -------        -------
        Net loss . . . . . . . . . . . . . . . . . . . . . .    (570.9)%       (231.1)%
                                                                -------        -------
                                                                -------        -------

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997.

     NET SALES. Net sales were $915,000 for the quarter ended March 31, 1998, compared to net sales of $1,852,000 for the comparable period in 1997. Net sales for the quarter ended March 31, 1998 reflect a sales return reserve of $2,386,000. The sales return reserve is for sales recorded in 1997 (substantially all of which were recorded in the three months ended December 31, 1997) to distributors who, although generally not having the contractual right to return the products purchased, have requested or indicated that they might request the Company to accept the return of certain of those products. In view of the current weakness in the broadband wireless access marketplace, the Company expressed a willingness to accept such returns or believes the sales reserve for such returns is otherwise appropriate.

For the quarter ended March 31, 1998 net sales would have been $3,301,000 without the sales return reserve, (herein referred to as "Gross Sales"). For comparative purposes the discussion below generally refers to Gross Sales as well as the net sales for the quarter ended March 31, 1998.

     Net sales for the quarter ended March 31, 1998 were $915,000, a 51% decrease from net sales for the quarter ended March 31, 1997, primarily because the increase in Gross Sales for the first quarter of 1998 was more than offset by the $2,386,000 sales return reserve for the quarter. Without regard to the sales return reserve, Gross Sales for the quarter ended March 31, 1998 increased as compared to the quarter ended March 31, 1997 primarily due to increased unit shipments as a result of the introduction of the Series 2000 product line in October 1996 offset in part by price declines on certain products as a result of competitive pressures and volume purchase commitments. Both Gross Sales and net sales for the quarter ended March 31, 1998 decreased from net sales of $5,118,000 for the quarter ended December 31, 1997 by $1,817,000 (35.5%) and $4,203,000 (82.1%), respectively, primarily as a result of delays in anticipated orders and weakness in demand for both cable and wireless systems that utilize telephone return. Net sales for the quarter ended March 31, 1998 were also adversely affected by cancellation by a major customer of an order for approximately $400,000 of telco return products that were scheduled for delivery in the quarter. The cancellation resulted from litigation involving the customer and others which, through unrelated to the Company or its products, remains unresolved and may affect orders for future quarters. In addition, orders for the quarter ended March 31, 1998 were slowed, reducing net sales by approximately $300,000 from the amount anticipated, due to a delay in the introduction of the Company's new QPSK two-way transmission product for both cable and wireless environments. For the three months ended March 31, 1998, broadband wireless systems operators, cable system operators and ISPs accounted for 60.7%, 37.9% and 1.4% of Gross Sales, respectively. During the same period in 1997, ISPs accounted for 56.0% of net sales, broadband wireless system operators accounted for 29.5% of net sales and cable system operators accounted for 14.5% of net sales. International sales accounted for 14.7% of Gross Sales for the quarter ended March 31, 1998 and accounted for 7.4% of net sales for the quarter ended March 31, 1997. The Company had two customers that accounted for 24.2% and 14.5% of Gross Sales during the three months ended March 31, 1998. The Company had one customer that accounted for 50.9% of net sales for the comparable period in 1997.

      GROSS MARGIN. Gross margin was a negative 29.1% of net sales, for the quarter ended March 31, 1998 as compared to a negative 6.6% for the quarter ended March 31, 1997. The decline in gross margin resulted primarily from the loss of gross margin on sales returns and the lack of absorption of manufacturing costs. Gross margins for the first quarter of 1998 declined from 21.0% in the quarter ended December 31, 1997, due to lower net sales which affected the absorption of manufacturing costs, the continuing competitive price pressures in the broadband access market and reserves accrued in the quarter ended March 31, 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of its existing products. Research and development expenses were $2,042,000 and $1,726,000 during the quarters ended March 31, 1998 and 1997, respectively, representing 223.1% and 93.2% of net sales, respectively. Research and development expenses grew in absolute dollars as a result of increased staffing and associated engineering costs related to new and existing product development. The Company intends to continue to increase its investment in research and development programs in future periods.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $977,000 and $1,274,000 during the three months ended March 31, 1998 and 1997, respectively, representing 106.8% and 68.8% of net sales, respectively. The decrease in sales and marketing expenses in absolute dollars was principally due to lower trade show, promotion and outside service costs.
The decrease in sales and marketing expenses was offset by increased headcount and related payroll costs and, increased commissions as a result of higher net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses were $2,017,000 and $1,233,000 during the quarters ended March 31, 1998 and 1997, respectively, representing 220.4% and 66.6% of net sales, respectively. The increase in absolute dollars was due to increased provision for doubtful accounts, increased headcount and related payroll costs, increased legal costs to support the Company's patent program and higher outside service costs. Included in general and administrative expense in the first quarter of 1998 and 1997 was a bad debt provision of $1,077,000 and $650,000, respectively, for potential customer account write-offs as a result of the financial condition of certain customers.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. The Company earned net interest income of $78,000 and $75,000 during the quarters ended March 31, 1998 and 1997, respectively. Net interest income earned during the quarter ended March 31, 1998 was the result of higher cash balances as a result of the issuance of Common Stock in the Company's initial public offering in November 1997, offset in part by the interest expense incurred on outstanding capital lease obligations and the $5.5 million Secured Convertible Debenture due 2002 (the "$5.5 MILLION DEBENTURE"). Net interest income earned during the first quarter of 1997 was primarily due to higher cash balances as a result of the issuance of Preferred Stock in February 1997, offset in part by the interest expense incurred on outstanding capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through a combination of debt and equity and equipment lease financing. As of March 31, 1998, the Company had working capital of $30,461,000, including $20,001,000 in cash, cash equivalents and short-term investments, as compared to working capital of $35,911,000 and $27,148,000 in cash and cash equivalents as of December 31, 1997. This $7,147,000 decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 1998 resulted from the use of cash in operating activities, investing activities and financing activities discussed below.

     Cash used in operating activities during the quarter ended March 31, 1998 was $6,662,000, resulting from the net loss of $5,224,000; an increase in accounts receivable of $1,199,000 attributable principally to net sales made late in the quarter and the limited capital resources of and extended payment terms given to certain customers; the increase in inventories of $3,930,000 due to anticipated sales increases that did not occur, the delay of sales orders by several customers in the quarter and anticipated product returns; and a decrease in accrued liabilities of $116,000. Cash used in operating activities during the quarter ended March 31, 1998 was offset principally by the $2,386,000 in reserves for potential sales returns by distributors and the increase of $1,077,000 in reserves for doubtful accounts as a result of the Company's assessment of the risks associated with several slow paying customers and with continuing collection problems reflected in an increase of $1,940,000 in accounts receivable past due during the quarter, from $5,325,000 as of December 31, 1997 to

$7,265,000 as of March 31, 1998. Cash used in operating activities during the quarter was further offset by depreciation and amortization of $304,000.

     Cash used in investing activities during the quarter ended March 31, 1998 was $11,977,000, resulting primarily from purchases of short term investments of $12,753,000, the change in other assets of $154,000 and purchases of property and equipment of $51,000, offset by the proceeds from the maturity of short term investments of $981,000. During the quarter ended March 31, 1998, capital expenditures for property and equipment were primarily for computers, furniture, fixtures and engineering test equipment. The Company has funded and expects to continue to fund a substantial portion of its property and equipment expenditures from a variety of sources including direct vendor leasing programs and third party commercial leasing arrangements. As of March 31, 1998, the Company is committed to $1.5 to $2.0 million in capital expenditures for tenant improvements in connection with new subleased headquarters. The Company expects capital expenditures for the next twelve months (including such tenant improvements) to be between $4.0 million to $5.0 million.

     Cash used in financing activities during the quarter ended March 31, 1998 was $280,000, attributable primarily to payment of capital lease obligations and additional costs incurred in connection with the Company's initial public offering.

     The Company's principal sources of liquidity at March 31, 1998 were cash, cash equivalents and short-term investments of $20,001,000 and the Company's $4.0 million bank credit facility (the "$4.0 MILLION CREDIT FACILITY"). The $4.0 Million Credit Facility, which expires in October 1998, bears interest at the bank's prime rate and is collateralized by certain of the Company's assets. As of March 31, 1998, the Company has no borrowings outstanding under the $4.0 Million Credit Facility.

     Under the $5.5 Million Debenture, the Company is subject to limitations on the amount of capital expenditures it may incur in any 12-month period and may not declare dividends, retire any subordinated debt other than in accordance with its terms or distribute its assets to any stockholder so long as the $5.5 Million Debenture remains outstanding. In addition, under the $4.0 Million Credit Facility, the Company may not declare dividends. The $5.5 Million Debenture is collateralized by substantially all of the Company's assets. Any borrowings under the $4.0 Million Credit Facility will be collateralized by a first priority security interest in certain of the Company's assets. See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--RESTRICTIVE DEBT COVENANTS."

     The Company's proposed Merger with Pacific is intended to be treated as a pooling of interests for accounting purposes. The Company anticipates utilizing additional cash in connection with the Merger. The Company expects to incur a charge of approximately $3.0 to $3.5 million in the quarter in which the Merger occurs in connection with the write-off of certain assets, personnel severance costs, the cancellation and continuation of contractual obligations and direct transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges. Actual costs may substantially exceed such estimates. In addition, upon consummation of the Merger, the Company anticipates paying Pacific's indebtedness of approximately $2.0 million in bridge loans (inclusive of accrued interest) made by principal shareholders of Pacific. Such repayment is not required under the terms of the Merger, and the Company does not expect to make any other cash payments to former shareholders of Pacific. Total costs associated with the Merger are anticipated to result in an operating loss and a net loss for the quarter in which the Merger is consummated and for its fiscal year ending December 31, 1998 and could negatively affect financial results in future periods. See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--PROPOSED MERGER WITH PACIFIC," "--POSSIBLE NEED FOR ADDITIONAL FINANCING" and "--LIMITED OPERATING HISTORY; HISTORY OF LOSSES."

     The Company is seeking to reduce its cash utilization in operations and believes that, notwithstanding the proposed Merger with Pacific, cash generated from operations, if any, and existing cash resources and credit facilities will provide the Company with sufficient funds to finance its operations for the next 12 months. However, the Company may require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to the Company or its stockholders.

ADOPTION OF NEW ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement was adopted in the Company's first quarter of 1998, and its effect on the financial statements was not material.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company has yet to determine the affect of adoption of this statement.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("YEAR 2000") approaches. The year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by the year 2000 allowing adequate time for testing. Management believes that there will not be a material effect on the Company's earnings as a result of this compliance. Failure of key business partners or vendors to identify and correct year 2000 issues could have a material adverse effect on the Company's operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     As indicated in the first paragraph of this Item 2, this section consists primarily of forward looking statements that involves risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," variations of such words and similar expressions are intended to identify these forward-looking statements. The forward-looking statements reflect the best judgment of the management of Hybrid based on factors currently known and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report on Form 10-Q.

RISKS OF THE PROPOSED MERGER WITH PACIFIC

     SHORT TERM DILUTION OF INTEREST. A substantial number of shares and shares subject to options and warrants will be issued or subject to issuance to the securityholders of Pacific upon consummation of the Merger and will cause a dilution of earnings per share which may negatively affect Hybrid's stock price in the near term.

     Under the terms of the Reorganization Agreement, each outstanding share of Pacific capital stock will be converted into an amount of Hybrid Common Stock equal to a fraction, the numerator of which is obtained by dividing $12,500,000 by the Closing Price and the denominator of which is the total number of shares of Pacific capital stock outstanding plus the total number of shares of Pacific capital stock issuable upon the exercise of outstanding Pacific options and warrants (the "EXCHANGE RATIO"). The "CLOSING PRICE" will equal the average of the closing sale prices of one share of Hybrid Common Stock reported in THE WALL STREET JOURNAL for each of the ten trading days ending two trading days preceding the closing date of the Merger; provided, however, that in no event will the Closing Price be greater than $8.40 (resulting in an Exchange Ratio of 0.0688078, assuming the number of Pacific shares, options and warrants outstanding as of April 30, 1998 (the "LOW EXCHANGE RATIO")) or less than $5.17 (resulting in an Exchange Ratio of 0.1117959, assuming the number of Pacific shares, options and warrants outstanding as of April 30, 1998 (the "HIGH EXCHANGE RATIO")). Ten percent of the shares of Hybrid Common Stock issuable to each of the Pacific shareholders pursuant to the Merger will be deposited into escrow as collateral for the indemnification obligations of the Pacific shareholders under the Reorganization Agreement. Outstanding Pacific options and warrants will be assumed into option or warrants, respectively, to purchase a number of shares of Hybrid Common Stock equal to the Exchange Ratio multiplied by the number of shares purchasable under the Pacific options or warrants, respectively (in the case of each option or warrant, rounded down to the nearest whole share), at an exercise price equal to the exercise price of the particular Pacific options or warrants, as applicable, divided by the Exchange Ratio (in the case of each option or warrant, rounded up to the nearest whole share).

     At the Low Exchange Ratio (if the Closing Price is $8.40 or more), approximately 14.3% of Hybrid's outstanding Common Stock would be issued or issuable in the Merger, and at the High Exchange Ratio (if the Closing Price is $5.17 or less), approximately 23.2% would be issued or issuable. Further, as a result of the antidilution provisions of the $5.5 Million Debenture, the number of shares of Hybrid Common Stock issuable upon conversion of the debenture (currently 513,433 shares) will be increased by virtue of the Merger, and the amount of the increase will depend upon the per share market price of Hybrid Common Stock at the time of the Merger (the lower the market price, the greater number of shares will be issuable upon conversion of the debenture). For example, if the market price were $6.00 at the time of the Merger, the number of shares issuable upon conversion of the debenture would increase by approximately 103,000 shares over the current amount; and if the market price were $5.00, the number of shares issuable upon conversion would increase by approximately 587,000 over the current amount. While Hybrid believes that the dilution resulting from the Merger will be temporary and that the Merger will ultimately be accretive to the combined company's earnings per share, there can be no assurance that this will be the case or that Hybrid's stock price will not continue to be negatively affected, or that actual results will be as expected.

     PACIFIC'S NEED FOR IMMEDIATE ADDITIONAL FINANCING. Pacific is currently in need of immediate additional capital to finance its operations and to meet its short term liquidity needs. Pacific has had a history of losses, and as of March 31, 1998 had an accumulated deficit of over $25 million. While Pacific is seeking additional financing up to an approximate amount of up to $1.0 million, there can be no assurance that the additional required financing will be available through equity offerings, bank borrowings or otherwise, or that, if such financing is available, it will be available on terms favorable to Pacific or its shareholders. If Pacific is unable to secure financing prior to the consummation of the Merger, Pacific will have to scale back sales and marketing and research and development efforts and Pacific's business, financial condition and operating results will be materially adversely affected.

     INCREASED NEED FOR ADDITIONAL FINANCING. As indicated below in "--POSSIBLE NEED FOR ADDITIONAL FINANCING," it is likely that Hybrid will need additional financing even if the Merger is not consummated. However, in view of Pacific's need for immediate capital, as indicated above, and Pacific's likely need for substantial further financing due to anticipated future operating losses and costs, consummation of the Merger is likely to accelerate and increase Hybrid's need for further financing. There can be no assurance that additional financing will be available or, if available, that the terms of such financing will not be unfavorable to Hybrid and its stockholders.

     COSTS OF INTEGRATION; TRANSACTION EXPENSES. Hybrid expects to incur a charge of approximately $3.0 million to $3.5 million in the quarter in which the Merger occurs in connection with the write-off of certain assets, personnel severance costs, the cancellation and continuation of contractual obligations and direct transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges. Actual costs may substantially exceed such estimates, unanticipated expenses associated with the integration of the two companies may arise, or Hybrid may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. In addition, upon consummation of the Merger, the Company will pay Pacific's indebtedness of approximately $2.0 million in bridge loans (inclusive of accrued interest) made by principal shareholders of Pacific. Total costs associated with the Merger are anticipated to result in an operating loss and a net loss for Hybrid's quarter in which the Merger occurs and for the year ending
December 31, 1998, and could negatively affect financial results in future periods for the reasons discussed above.

     GENERAL RISKS ASSOCIATED WITH INTEGRATION OF OPERATIONS. Hybrid and Pacific have entered into the Reorganization Agreement with the expectation that the proposed Merger will result in long-term strategic benefits. These anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of Pacific with Hybrid will require, among other things, integration of the companies' respective product offerings and coordination of the companies' management, sales and marketing and research and development efforts. It is possible that this integration will not be accomplished smoothly or successfully, and that efforts to achieve integration may require more time, expense and management attention than anticipated. The diversion of the attention of management from day-to-day operations and any difficulties encountered in the transition process could have an adverse impact on the combined company's business, operating results or financial condition. Disruption of the combined company's business might result from employee uncertainty or lack of focus, as well as from customer or supplier confusion, following announcement of the Merger. The process of combining the operations of the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on their combined operations. In addition, during the pre-Merger and integration phase, competitors may try to recruit key employees of Hybrid or Pacific and to gain a competitive advantage with Hybrid's or Pacific's prospective and existing customers. Despite the efforts of the combined company, it might not be able to retain key management, technical and sales personnel.

     EXECUTION BY COMBINED SALES AND MARKETING FORCES. The combined company may experience disruption in sales and marketing as a result of attempting to integrate Hybrid's and Pacific's sales forces, and may be unable to effectively correct such disruption, or to successfully execute on its sales and marketing objectives, even after the companies' respective sales and marketing forces have been combined. In addition, sales models for the various products that will make up the combined company's new product line may vary significantly from product to product. Sales personnel not accustomed to the different approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel during the period prior to and after the effectiveness of the Merger. As a result, the combined company may be unable to take full advantage of the combined sales forces' efforts, and the sales approach and distribution channels of one company may be ineffective in promoting the products of the other. Hybrid and Pacific also use a number of distribution channels in the various geographic locations in which their respective products are sold, and channel conflicts may develop following the Merger.

     INTEGRATION OF PRODUCTS AND ENGINEERING TEAMS; DELAY IN DEVELOPMENT OF INTEGRATED PRODUCTS. After the Merger, the combined company plans to combine its product offerings and to develop products to work together in integrated suites. It is possible that such integration and development efforts will not be accomplished in a timely manner or prove to be technologically infeasible. There can be no assurance that either company will retain its key technical personnel, that the engineering teams of the two companies will successfully cooperate and realize any technological benefits, or that the focus on product integration and extension efforts will not have an adverse effect on the development, introduction or delivery of new or enhanced Hybrid or Pacific products. Any delays that occur in the development and introduction of the integrated, end-to-end, system solutions for high speed Internet access that Hybrid plans to pursue following the Merger could have a materially adverse effect upon the combined company's business, operating results or financial condition.

     FINANCIAL IMPACT OF FAILURE TO ACHIEVE SYNERGIES. If the integration of Hybrid's and Pacific's operations is not successful, or the combined company does not achieve the operational efficiencies and other business synergies that are anticipated or if such synergies are not achieved as quickly as may be expected by financial analysts or at the level expected by financial analysts, or if the effect of the Merger on earnings per share is not in line with the expectation of financial analysts, the market price of Hybrid's Common Stock will be significantly and adversely affected. See "-VOLATILITY OF STOCK PRICE" below.

     RISKS ASSOCIATED WITH EFFECT OF MERGER ON SUPPLIERS, RESELLERS AND CUSTOMERS; UNCERTAINTIES OF THE WIRELESS MARKET. The announcement and consummation of the Merger could cause suppliers, resellers and present and potential customers of either company to delay or cancel orders for products as a result of concerns and uncertainty over evolution, integration and support of Hybrid's and Pacific's products following the Merger. The combined company's combination of products and creation of integrated suites could cause present and potential customers of Hybrid and Pacific to delay or cancel orders for products. Such delays or cancellations of orders could have a material adverse effect on the business, operating results or financial condition of Hybrid, Pacific or the combined company. In particular, such delays or cancellations could be expected to disrupt revenue and earnings, which in turn would have a negative effect on the market price of Hybrid Common Stock. In addition, Hybrid's focus on the broadband wireless market may increase following the Merger, and there are uncertainties regarding the general economic condition of that market. There is a risk that the financial condition of increasing numbers of customers for the combined company's wireless products will adversely affect such customers' ability or willingness to purchase or pay for those products, thereby adversely affecting the combined company's business, results of operation and financial condition.

     POOLING OF INTERESTS. In order to qualify the Merger as a pooling of interests for accounting and financial reporting purposes, affiliates of Hybrid and Pacific have agreed not to sell, or otherwise reduce their risk with respect to, any shares of stock, except for a de minimus number as defined by certain SEC rules and regulations, of either Hybrid or Pacific during the period beginning 30 days preceding the Effective Time and continuing until the day that Hybrid publicly announces financial results covering at least 30 days of combined operations of Hybrid and Pacific. If the Merger is completed and the Effective Time occurs after May 1998, it is not expected that such combined financial results would be published until mid to late October. If affiliates of Hybrid or Pacific sell their Hybrid Common Stock despite their contractual obligation not to do so, the Merger may not qualify for accounting as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles, which would in turn materially and adversely affect Hybrid's reported earnings and, potentially, its stock price.

POSSIBLE NEED FOR ADDITIONAL FINANCING

     In the past, the Company has required substantial amounts of capital to design, develop, market, sell and manufacture its products and to finance customer purchases by providing extended payment terms and other accommodations and to fund continuing operations. It is anticipated that these costs will continue. The Company's future capital requirements will depend on many factors, including, but not limited to, the evolution of the market for broadband access systems, the market acceptance of the Company's products, competitive pressure on the price of the Company's products, the level at which the Company maintains inventory, the levels of promotion and marketing required to launch such products and attain a competitive position in the marketplace, the extent to which the Company invests in new technology and improvements on its existing technology, and the response of competitors to the Company's products. As indicated above, in "--RISKS OF THE PROPOSED MERGER WITH PACIFIC--INCREASED NEED FOR ADDITIONAL FINANCING." While the Company believes that available bank borrowings, existing cash balances and funds generated from operations, if any, will provide the Company with sufficient funds to pay the costs referred to in "--RISKS OF THE PROPOSED MERGER WITH PACIFIC--COSTS OF INTEGRATION; TRANSACTION EXPENSES" above and to finance its operations for at the next 12 months, to the extent that existing resources are insufficient to fund the combined company's activities over the long-term, the combined company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to Hybrid's stockholders, and such securities may have rights, preferences or privileges senior to those of the Hybrid Common Stock. To the extent that the Company relies upon debt financing, the Company will incur the obligations to repay the funds borrowed with interest and may become subject to covenants and restrictions that restrict operating flexibility. No assurance can be given that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the combined company or its stockholders.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

     The Company was organized in 1990 and has experienced operating losses each year since that time. As of March 31, 1998, the Company had an accumulated deficit of approximately $36.2 million. Because the Company and the market for broadband access through cable modems is still in an emerging stage, there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability once achieved. The Company began shipment of its first products, the Series 1000 product line in 1994 and sold only minimal quantities before replacing them with its Series 2000 product line, which was first shipped in October 1996. The revenue and profit potential of the Company's business and the industry is unproven, and the Company's limited operating history makes its future operating results difficult to predict. The Company believes that its growth and future success will be substantially dependent upon broadband wireless system operators, cable system operators and ISPs adopting its technologies, purchasing its products and selling its client modems to cable, wireless and ISP subscribers. The Company has had limited experience selling its products to broadband wireless system operators, cable system operators, ISPs, resellers and other businesses, and there are many impediments to its being able to do so. See "--INEXPERIENCE IN EMERGING MARKET." The market for the Company's products has only recently begun to develop, is rapidly changing and is characterized by an increasing number of competitors and competing technologies. Certain competitors of the Company currently offer more price competitive products. In the event that the Company's current or future competitors release new products or technologies with more advanced features, better performance or lower prices than the Company's current and future products, demand for the Company's products would decline. See "--COMPETITION" below. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results or financial condition. Although the Company has experienced growth in net sales in the past year, the Company does not believe that its growth rate during the past year is sustainable or indicative of future operating results. For the three months ended March 31, 1998, Hybrid's net sales declined by 82.1% from its net sales for the three months ended December 31, 1997. In addition, the Company has had negative gross margins in past periods, and there can be no assurance that any continued growth in net sales will result in positive gross profits or operating profits. Future operating results will depend on many factors, including the growth of the wireless and cable modem system markets, demand for the Series 2000 and future product lines, purchasing decisions by wireless and cable companies and their subscribers, the level of product and price competition, market acceptance of competing technologies to deliver high speed Internet access, evolving industry standards, the ability of the Company to develop and market new products and control costs, general economic conditions and other factors. The Company believes that it will continue to experience net losses for the foreseeable future.

FLUCTUATIONS IN OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG; CONTINUING DECLINE OF AVERAGE SELLING PRICES

     The Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and an annual basis. Historically, the Company's quarterly net sales have been unpredictable due to a number of factors. Factors that have influenced and will continue to influence the Company's results of operations in a particular period include: the size and timing of customer orders and subsequent shipments, particularly with respect to the Company's headend equipment; customer order deferrals in anticipation of new products or technologies; timing of product introductions or enhancements by the Company or its competitors; market acceptance of new products; technological changes in the cable, wireless and telecommunications industries; competitive pricing pressures; the effects of extended payment terms, promotional pricing, service, marketing or other terms offered to customers; accuracy of customer forecasts of end-user demand; changes in the Company's operating expenses; personnel changes; quality control of products sold; regulatory changes; customer's capital spending; delays of orders by customers; customers' delay in or failure to pay accounts receivable; and general economic conditions. For example, for the three months ended March 31, 1998, Hybrid's net sales declined 82.1% from its net sales for the three months ended December 31, 1997, and Hybrid recorded a $2,386,000 sales return reserve. Further, Hybrid increased its reserves for doubtful accounts in the fourth quarter of 1997 and the first quarter of 1998 by $500,000 and $1,077,000, respectively. In addition, the inability to obtain components from suppliers or manufacturers has adversely affected the Company's operating results in the past and may materially adversely affect the Company's operating results in the future. For example, in the second quarter and a portion of the third quarter of 1997, the Company did not receive the full shipment of modems anticipated from Sharp Corporation ("SHARP"), its primary modem manufacturer, because of technical delays in product integration. As a result, the Company was unable to fill all customer orders for the second quarter. While such problems have since been resolved, there can be no assurance that the Company will not experience similar supply problems in the future with respect to Sharp or any other supplier or manufacturer.

     The timing and volume of customer orders are difficult to forecast because wireless and cable companies typically require delivery of products within 30 days, thus a substantial majority of the Company's net sales are booked and shipped in the same quarter. Accordingly, the Company has a limited backlog of orders, and net sales for any future quarter are difficult to predict. The Company, at any given time, has a limited backlog of orders and currently has no backlog. Further, sales are generally made pursuant to purchase orders, which can be rescheduled, reduced or cancelled with little or no penalty. Historically, a substantial majority of the Company's net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. Because of the relatively large dollar size of the Company's typical transaction, any delay in the closing of a transaction can have a significant impact on the Company's operating results for a particular period. See "--LENGTHY SALES CYCLE."

     Historically, average selling prices ("ASPs") in the wireless and cable systems industry have decreased over the life of individual products and technologies. In the past, the Company has experienced decreases in unit ASPs of each of its products. The Company anticipates that unit

ASPs of its products will continue to decrease, which would cause continuing downward pressure on the gross margins for these products. The Company's gross margins are also impacted by the sales mix of PoPs and modems. The Company's single-user modems generally have lower margins than its multi-user modems, both of which have lower margins than the Company's headends. Due to current customer demand, the Company anticipates that the sales mix of modems will continue to be weighted toward lower-margin single-user modems in the foreseeable future. See "--NEED TO REDUCE COST OF CLIENT MODEMS, DOWNCONVERTERS, ANTENNAS AND VIDEO DECODERS" below.

LENGTHY SALES CYCLE

     The sale of the Company's products typically involves a significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures to approve large capital expenditures, to engineer deployment of new technologies within their networks and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting three to nine months and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "--FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG; AND CONTINUING DECLINE OF AVERAGE SELLING PRICES."

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The market for high speed Internet access products is characterized by rapidly changing technologies and short product life cycles. Prior to October 1996, substantially all of the Company's product sales were attributable to its Series 1000 product line. In October 1996, the Company introduced its Series 2000 product line (which replaced the Series 1000 product line). The Company is currently generating, and expects to continue to generate in the near term, substantially all of its net sales from its Series 2000 product line and related support and networking services. To date, substantially all products sold have been for telephone return based systems and have involved single-user modems. Since the Series 2000 products have been subject to only limited single-user testing, the reliability, performance and market acceptance of the Company's products are uncertain, and there is increased risk that the products will be affected by problems beyond those that are generally associated with new products. The failure of the current generation of products to perform acceptably in certain beta test situations has caused the Company to make engineering changes to such products, and the Company continues to modify the designs of its products in an attempt to increase their reliability and performance. There can be no assurance that the Company's engineering and product design efforts will be successful. The Company's future success will depend in part upon its ability to develop, introduce and market new products or enhancements to existing products in a timely manner and to respond to competitive pressures, changing industry standards or technological advances. For example, in the quarter ended March 31, 1998, the Company began offering products for two-way cable transmission using QPSK technology in response to customer requirements. In addition, the Company is developing products for two-way broadband wireless transmission. There can be no assurance that the Company will successfully develop or introduce new products, or that any new products will achieve market acceptance. Any failure to release new products or to fix, upgrade or redesign existing products on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. In addition, as the Company introduces new products that cause existing products to become obsolete, the Company could experience inventory writeoffs, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, to the extent customers demand two-way products, demand for the Company's wireless and cable systems that utilize telephone return could be adversely effected.

COMPETING TECHNOLOGIES AND EVOLVING INDUSTRY STANDARDS

     The market for high speed Internet access products is characterized by competing technologies, evolving industry standards and frequent new product introductions. Market acceptance of alternative wired technologies, such as Integrated Services Digital Network ("ISDN") or Digital Subscriber Line ("xDSL"), or wireless technologies, such as DBS, could decrease the demand for the Company's products or render such products obsolete if such alternatives are viewed as providing faster access, greater reliability or improved cost-effectiveness. In particular, it is possible that the perceived high speed access advantage provided by cable and broadband wireless systems may be undermined by the need to share bandwidth, which results in the reduction in individual throughput speeds. In addition, the emergence or evolution of industry standards, through either adoption by official standards committees or widespread use by cable system operators, broadband wireless system operators or telephone companies ("TELCOs"), could require the Company to redesign its products to meet such standards, resulting in delays in the introduction of such products. For instance, the Company's products are not in full compliance with the DAVIC specifications that are supported in Europe or the versions of the Multimedia Cable Network Systems ("MCNS") specifications or IEEE standards. Cable customers and competitors are giving increased emphasis to the value of compliance with MCNS specifications. If the Company's products are not in compliance with such standards or specifications, the Company's customers and potential customers may refuse to purchase the Company's products, materially adversely affecting its business, operating results or financial condition. Further, the Company's products are not compatible with headend equipment and modems of other suppliers of broadband Internet access products. As a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase the Company's products. The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. Market acceptance of new technologies or the failure of the Company to develop and introduce new products or enhancements directed at new industry standards could have a material adverse effect on the Company's business, operating results or financial condition.

INEXPERIENCE IN EMERGING MARKET

     Cable system operators, broadband wireless system operators, distributors and other customers may prefer to purchase products from larger, more established manufacturing companies, including certain of the Company's competitors, that can demonstrate the capability to supply large volumes of products on short notice. In addition, many cable system operators, broadband wireless system operators and other customers may be reluctant to adopt technologies that have not gained wide acceptance among their industry peers. Certain competitors of the Company have already established relationships in the market, further limiting the Company's ability to sell products to such potential customers. While the Company has sold products to certain cable system operators, broadband wireless system operators and other customers, most of these sales are not based on long-term contracts and such customers may terminate their relationships with the Company at any time. Further, the Company's contracts generally do not contain significant minimum purchase requirements. In addition, in order to address the needs and competitive factors facing the broadband access market sales the Company has and in the future may need to offer extended payment, pricing, service, marketing or other promotional terms which can have a material adverse effect on the Company's business, operating results or financial condition. For example, the Company increased its reserves for doubtful accounts in the fourth quarter of 1997 and the first quarter of 1998 due to the assessment of the risk associated with the slow pay of several customers, which adversely effected operating results. If the Company is unable to market and sell its products to a significant number of broadband wireless system operators, cable system operators and other customers, or if such entities should cease doing business with the Company, the Company's business, operating results or financial condition could be materially adversely affected.

LIMITED PENETRATION OF TWO-WAY CABLE; DEPENDENCE ON CABLE OPERATOR INSTALLATIONS

     Although wired cable systems pass a significant percentage of U.S. households, very few of those households are currently served by cable plants that support two-way data access. Further, a limited number of businesses, a major target market for the Company, currently have cable access. To support upstream data on existing hybrid fiber coax ("HFC") cable plants, a cable operator must install two-way amplifiers in the cable network to use the portion of the cable spectrum allocated for upstream use. There can be no assurance that cable system operators will choose to upgrade existing cable systems or provide new cable systems with two-way capability. In particular, certain large cable system operators have announced their intention to slow or halt plans to upgrade existing cable systems. Adding upstream capabilities to new or existing cable systems is expensive and generally requires portions of existing systems to be unavailable during the installation process. Cable system operators may decide to wait for the next generation of wired infrastructure, such as optical fiber, before deciding whether to provide two-way communication. The Federal Communications Commission ("FCC") has required cable system operators to dedicate the frequency spectrum from 5 MHz to 42 MHz for upstream transmissions, but because this portion of spectrum is small in comparison to the downstream portion, it is more susceptible to ingress noise and other impairments and it can support a more limited bandwidth. Due to a scarcity of channels, cable system operators have been and may continue to be reluctant to dedicate a portion of their frequency spectrum to new uses such as those for which the Company's products are designed. Consequently, the Company expects that upstream data traffic on cable systems will be limited to narrow or congested parts of the spectrum, thus limiting the number of potential simultaneous users. If cable system operators do not install two-way capability on their cable systems in a timely fashion or if such operators do not dedicate sufficient frequency spectrum for upstream traffic, the use of cable for upstream data traffic will be limited. Any such limitation could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON BROADBAND WIRELESS SYSTEM OPERATORS

     The Company depends on broadband wireless system operators and distributors to purchase its wireless modem products and to sell its client wireless modems to end-users. Approximately 60.7% of the Company's Gross Sales in the first quarter of 1998 and 29.5% of the Company's net sales in 1997 were attributable to customers in the broadband wireless industry. Many broadband wireless system companies are in the early stage of development or are in need of capital to upgrade and expand their services in order to compete effectively with cable system operators, satellite TV and telcos. Many of these broadband wireless system companies in need of such significant capital have had difficulties financing their businesses and are under-capitalized.

     The broadband wireless access market has recently been experiencing increasing weakness. Several broadband wireless access operators, including customers of the Company, have also experienced increasing financial difficulties. These events have caused the Company's major distributor to the broadband wireless access market to ask the Company to accept the return of substantial inventory. Other broadband wireless access distributors have made similar requests or indicated that they may do so. As a result, the Company has reported a $2,386,000 sales return reserve for the quarter ended March 31, 1998. Further, to address the needs of and competitive factors facing the wireless cable customers, the Company on occasion has provided certain broadband wireless system operators extended payment, promotional pricing or other terms which had had and are likely to continue to have a material adverse effect on the Company's business, operating results or financial condition.

     The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. It is estimated that there are only approximately 1.0 million wireless cable customers in the United States today. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of both digital TV and Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decision will limit the amount of capital available for investment in deploying other services, such as Internet access. Broadband wireless system operators will require substantial capital to introduce and market Internet access products. There can be no assurance that broadband wireless system operators will have the capital to supply Internet services in a competitive environment. In addition, there can be no assurance that the broadband wireless system operators' current customer bases have significant interest in high speed Internet connectivity at a price greater than that offered by telcos or that broadband wireless system operators can attract customers, particularly in the business community, which have not traditionally subscribed to wireless cable services. While broadband wireless system operators are currently utilizing telephone return for upstream data transmission, the Company believes that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies.
Currently, the Company is developing its products to satisfy the two-way transmission needs of the broadband wireless system operators. There can be no assurance that the Company will be successful in such development efforts, or if successful, that the products will be developed on a timely basis. The failure of the Company's products to gain market acceptance could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON CABLE SYSTEM OPERATORS

     The Company depends on cable system operators to purchase its cable modem systems and to sell its client cable modems to end-users. Cable system operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide Internet access. Even if cable system operators choose to provide Internet access, there can be no assurance that they would provide such access over anything other than that portion of their cable system that has two-way cable transmission capabilities. In addition, there can be no assurance that if such cable system operators provide Internet access, they would use the Company's products. The Company began selling in the first quarter of 1998 a two-way cable transmission solution utilizing the QPSK technology required by cable system operators, but there can be no assurance that the Company will be successful in such efforts or that once introduced such products will gain market acceptance. While many cable system operators are in the process of upgrading, or have announced their intention to upgrade, their HFC cable infrastructures to provide increased quality and speed of transmission and, in certain cases, two-way transmission capabilities, some cable operators have delayed their planned upgrades indefinitely. Cable system operators have limited experience with these upgrades, and investments in upgrades have placed a significant strain on the financial, managerial, operational and other resources of the cable system operators, most of which are already highly leveraged and facing intense competition from telcos, satellite TV and broadband wireless system operators. Because of the substantial capital cost of upgrading cable systems for higher quality and two-way data transmission, it is uncertain whether such cable upgrades and additional services, such as Internet access, will be offered in the near term, or at all. For example, to increase television programming capacity to compete with other modes of multichannel entertainment delivery systems, cable system operators may choose to roll out digital set-top boxes, which do not support high speed Internet access. Cable system operators may not have the capital required to upgrade their infrastructure or to offer new services that require substantial start-up costs. In addition, the Company is highly dependent on cable system operators to continue to maintain their cable infrastructure in such a manner that the Company will be able to provide consistently high performance and reliable service. Therefore, the success and future growth of the Company's business is subject to economic and other factors affecting the cable television industry generally, particularly the industry's ability to finance substantial capital expenditures.

CUSTOMER CONCENTRATION

     To date, a small number of customers have accounted for a substantial portion of the Company's net sales. The Company expects that net sales from the sale of its Series 2000 products to a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. In addition, the mix of Hybrid's customers, whether cable, wireless, ISP or distributors, has changed from quarter to quarter. As a result, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations on a quarterly and annual basis. Because limited numbers of cable system operators and broadband wireless system operators account for a majority of capital equipment purchases in their respective markets, the Company's future success will depend upon its ability to establish and maintain relationships with these companies. Further, the during the latter part of 1997 and the first quarter of 1998, the Company has increased sales through distributors. However, during the first quarter of 1998, Hybrid recorded an $2,386,000 sales return reserve for actual and potential adjustments to inventory held by distributors. While these customers generally do not have the contractual right to require product returns or stock rotation, some have requested or indicated they might request the Company to accept the return of certain of these products in view of the current weakness in the broadband wireless access market place. The Company expressed a willingness to accept such returns or believes the sales reserve for such returns is otherwise appropriate. In addition, as the market for high speed Internet and corporate intranet access over cable and broadband wireless systems continues to evolve, the composition of companies participating in this market will continue to change. For instance, in 1994, 1995 and 1996, Intel Corporation ("INTEL") accounted for 59.6%, 51.6% and 20.7%, respectively, of the Company's net sales. From 1994 to 1996, Intel manufactured certain products based on the Company's design and jointly marketed the Company's products with its own. However, in 1996 Intel stopped purchasing products from the Company as it scaled back its direct participation in the wireless and cable market, though it continues to be a significant stockholder of the Company and maintains certain licensing and manufacturing rights to certain of the Company's products. A decision by Intel to purchase or support designs or products from competitors of Hybrid could have a material adverse effect on the Company's business, operating results and financial condition. The loss of any one of the Company's major customers could have a material adverse effect on the Company's business, financial condition or results of operations. Further, the Company's customers include companies in the early stage of development or in need of capital to upgrade or expand their services. Accordingly, in order to address the needs of and competitive factors facing the emerging broadband access markets, the Company on occasion has provided customers extended payment, promotional pricing or other terms. The provision of extended payment terms, or the extension of promotional payment, pricing or other terms can have a material adverse effect on the Company's business, operating results or financial condition. For example, the Company increased its reserves for doubtful accounts in the fourth quarter of 1997 and the first quarter of 1998 by $500,000 and $1,077,000, respectively, due to the assessment of the risk associated with the slow pay of several customers which adversely effected operating results. As of March 31, 1998 18.4% of the Company's outstanding accounts receivable was owed by its principal customer for the quarter ended March 31, 1998. The Company's future success will depend in significant part upon the decision of the Company's current and prospective customers to continue to purchase products from the Company. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers.
 If orders from current customers are cancelled, decreased or delayed, or the Company fails to obtain significant orders from new customers, or any significant customer delays payment or fails to pay, the Company's business, operating results or financial condition could be materially adversely affected. Further, the Company's headend equipment does not operate with other companies' modems and, accordingly, the Company is typically a sole source provider to its customers. As a result, the Company's operating results could be materially and adversely affected if a major customer were to implement other technologies that impact the future utilization of the Company's products.

COMPETITION

     The market for high speed network connectivity products and services is intensely competitive. The principal competitive factors in this market include product performance and features (including speed of transmission and upstream transmission capabilities), reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with broadband wireless system operators, cable system operators and ISPs, standards compliance and general industry and economic conditions. Certain of these factors are outside of the Company's control. The existing conditions in the high speed network connectivity market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for the Company's products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put the Company at a disadvantage in relation to its competitors.

     The Company's current and potential competitors include providers of asymmetric cable modems, other types of cable modems and other broadband access products. Most of the

Company's competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than the Company. In addition, many of the Company's competitors are in a better position to withstand any significant reduction in capital spending by cable or broadband wireless system operators. Certain of the Company's competitors have established relationships with cable system operators and telcos and, based on these relationships, may have more direct access to the personnel of such cable system operators and telcos that are responsible for making purchasing decisions. In addition, the Company could face potential competition from certain of its suppliers, such as Sharp if it were to develop or license modems for sale to others. In addition, suppliers such as Cisco Systems, which manufactures routers, could become competitors should they decide to enter the Company's market directly. Stanford Telecom, which manufacturers QPSK components and is the sole supplier for certain components used in the Company's products, has become a competitor for at least one of the Company's products in the broadband wireless market. There can be no assurance that the Company will be able to compete effectively in its target markets.

     The Company's principal competitors in the wireless modem market are Bay Networks, Harmonic Lightwaves through its acquisition of New Media Communications, Motorola, General Instrument through NextLevel Systems and Stanford Telecom.

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

     To be successful, the Company's Series 2000 products must achieve market acceptance and the Company must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. The Company must continue to develop products with improved performance over two-way cable transmission facilities and with the ability to perform over two-way wireless transmission facilities. There can be no assurance that the Company will meet these challenges, that it will be able to compete successfully against current or future competitors, or that the competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain promotional pricing, service, marketing or other decisions or enter into acquisitions or new ventures that can have a material adverse effect on the Company's business, operating results or financial condition.

     Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators compete with satellite TV providers. In telephony networks, xDSL technology enables digitally compressed video signals to be transmitted through existing telephone lines to the home. Recently several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL service. In the event that any competing architecture or technology were to limit or halt the deployment of coaxial or HFC systems, the Company's business, operating results or financial condition would be materially adversely affected.

NEED TO REDUCE COST OF CLIENT MODEMS

     The list prices for the Series 2000 client modems currently range from approximately $440 to $795, depending upon features and volume purchased. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. These prices make the Company's products relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of the Company's products, and the Company's future success, will depend in significant part on reductions in the unit cost of the Company's client modems. Certain of the Company's competitors currently offer products at prices lower than those for the Company's modems. While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will keep pace with competitive pricing pressures or lead to improved gross margins. If the Company is unable to obtain cost reductions, its gross margins and profitability will be adversely affected. To address continuing competitive and pricing pressures, the Company expects that it will have to reduce the cost of manufacturing client modems significantly through design and engineering changes. Such changes may involve redesigning the Company's products to utilize more highly integrated components and more automated manufacturing techniques. The Company has entered into high-volume purchase and supply agreements with Sharp and Itochu Corporation ("ITOCHU") and may evaluate the use of low-cost third party suppliers and manufacturers to further reduce costs. There can be no assurance that the Company will be successful in redesigning its products or using more automated manufacturing techniques, that a redesign can be made on a timely basis and without introducing significant errors and product defects, or that a redesign will result in sufficient cost reductions to allow the Company to reduce the list price of its client modems. Moreover, there can be no assurance that additional volume purchase or manufacturing agreements will be available to the Company on terms that the Company considers acceptable. To the extent that the Company enters into a high-volume or long-term purchase or supply agreement and then decides that it cannot use the products or services provided for in the agreement, the Company's business, operating results or financial condition could be materially adversely affected.

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

In the second quarter and a portion of the third quarter of 1997, the Company did not receive the full shipment of modems anticipated from Sharp because of technical delays in product integration. While these problems have since been resolved, there can be no assurance that the Company will not experience similar supply problems in the future from Sharp or any other manufacturer. The Company is exploring the possibility of entering into supply arrangements with other manufacturers to provide additional or alternative sources of supply for certain of the Company's products, although there can be no assurance that such arrangements will be entered into or that they will provide for the prompt manufacture of products or subassemblies in quantities or on terms required to meet the needs of the Company's customers. The Company has had only limited experience manufacturing its products to date, and there can be no assurance that the Company or Sharp or any other manufacturer of the Company's products will be successful in increasing the volume of its manufacturing efforts. The Company may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase its personnel and revise its quality assurance and testing practices, and there can be no assurance that any of these efforts will be successful. Failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS

     The Company is dependent upon certain key suppliers for a number of the components for its products. For example, the Company currently only has one vendor, BroadCom Corporation, for the 64 QAM demodulator semiconductors that are used in the Company's server and client modem products, and in past periods these semiconductors have been in short supply. Recently, BroadCom announced a program to develop with certain of the Company's competitors high-speed cable data modems and headend equipment based on BroadCom's MCNS compliant semiconductor. As a result of such program, certain of BroadCom's technological and product enhancements may be made available to certain of the Company's competitors before making them available to the Company. This could have the effect of putting the Company at a competitive disadvantage with regard to time to market or cause the Company to have to redesign its products if competitors influence changes in BroadCom's products. Hitachi is the sole supplier of components used in the processors used in certain of the Company's modems. In addition, certain other components for products that the Company has under development are currently only available from a single source. For example, Stanford Telecom, which is a competitor for at least one of the Company's broadband wireless products, is currently the sole supplier for certain components used in the Company's products, although the Company is in the process of developing one or more alternative sources. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitation in component product capacities due to significant worldwide demand for such components. Any significant interruption or delay in the supply of components for the Company's products or significant increase in the price of components due to short supply or otherwise could have a material adverse effect on the Company's ability to manufacture its products and, therefore, could have a material adverse effect on its business, operating results or financial condition.

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

DEPENDENCE ON ACCEPTANCE OF ASYMMETRIC NETWORKING

     The Company's products are designed to transmit data from the Internet in the downstream direction (i.e., to the end-user) much more quickly than data is transmitted in the upstream direction (i.e., from the end-user). This "asymmetric" architecture has not been widely used and is relatively unproven in computer networking. Certain networking protocols and standards, including the TCP/IP protocol, were designed with the expectation that the network would be symmetric, and the Company has spent considerable engineering resources to enable its products to work with such protocols. There can be no assurance that the Company's current or future products will be compatible with symmetric standards or that errors will not occur in connecting the symmetric protocols with the Company's asymmetric design. Because of this asymmetric design, certain applications do not benefit from the connection to a high bandwidth cable system. Computer applications that need to transmit data as quickly to the Internet as from the Internet will not exhibit the performance improvements that are only available to downstream data traffic, particularly if the upstream traffic is sent via Plain Old Telephone Service ("POTS"). Certain applications will not run fast enough in the upstream direction to be acceptable for some users. As a result, some end-users may not perceive a significant benefit from the greater downstream performance of the Company's products. There can be no assurance that potential customers will consider the downstream performance benefits sufficient to justify the purchase and installation costs of the Company's asymmetric products. Failure of asymmetric networking to gain market acceptance, or any delay in such acceptance, could have a material adverse effect on the Company's business, operating results or financial condition.

RISK OF PRODUCT DEFECTS, PRODUCT RETURNS AND PRODUCT LIABILITY

     Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in the Company's products and there can be no assurance that errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses to the Company or its customers. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company's products generally carry a one year warranty which includes factory and on-site repair services as needed for replacement of parts. In addition, the Company's third party manufacturer provides a fifteen month warranty period on all cable modems manufactured by them. The warranty period begins on the date the modems are completely assembled. Due to the relatively recent introduction of the Series 2000 products, the Company has limited experience with the problems that could arise with this generation of products. In addition, the Company's purchase agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's President and Chief Executive Officer, Carl S. Ledbetter. The Company carries a $1.5 million "key man" life insurance policy on Mr. Ledbetter as required under the terms of the $5.5 Million Debenture but does not have an employment agreement with him. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, operating results or financial condition.

REGULATION OF THE COMMUNICATIONS INDUSTRY

     The Company and its customers are subject to varying degrees of federal, state and local regulation. For instance, the jurisdiction of the FCC extends to high speed Internet access products such as those of the Company. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Further, regulation of the Company's customers may adversely impact the Company's business, operating results and financial condition. For example, FCC regulatory policies affecting the awarding and availability of cable, wireless and telco licenses, services, and other terms on which cable, wireless and telco companies conduct their business, may impede the Company's penetration of certain markets. Changes in current or future laws or regulations which negatively impact the Company's products and technologies, in the United States or elsewhere, could materially and adversely affect the Company's business, operating results or financial condition.

     In March 1997, the FCC was petitioned to grant to broadband wireless operations the right to use their spectrum for two-way access. Two-way access would enable voice, video and data over that spectrum. Failure to obtain FCC clearance of two way authorization for such spectrum would materially adversely affect sales of Hybrid's and Pacific's products and would materially adversely affect the combined company's business operating results and financial condition. In addition, international regulatory authorities for broadband wireless communications are currently conducting spectrum auctions. Failure to complete these auctions in a timely manner would have a material adverse effect on sales of Pacific's downconverter, antenna and video encoding products and would materially adversely affect the combined company's business, operating results and financial condition.

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

     In the past, the Company has received, and in the future may receive, notices from third parties claiming that the Company's products or proprietary rights infringe the proprietary rights of third parties. The Company expects that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results or financial condition.

     The Company has and in the future may license its patents or proprietary rights, for commercial or other reasons, to parties who are or may become competitors of the Company. Further the Company has recently and may in the future elect to initiate claims or litigation against third parties for infringement of the Company's patents or proprietary rights or to establish the validity of the Company's patents or proprietary rights. The Company recently initiated patent infringement litigation against two companies, and in response one company is seeking a declaration of invalidity, unenforceability and non-infringement of the Company's patents and attorneys fees, and the other company is seeking to be dismissed from the litigation. The Company has not yet determined if it will initiate litigation against other parties as well. In addition, the Company has sent notices to certain third parties offering to license the Company's patents for products that may be infringing the Company's patent rights. There can be no assurance that such notifications will not lead to potential additional litigation, including claims by third parties seeking to challenge the Company's patents or asserting infringement by the Company. The current litigation and any additional litigation could be time consuming and costly and have a material adverse effect on the Company's business, operating results or financial condition.

RISKS OF INTERNATIONAL SALES

     To date, sales of the Company's products outside of the United States have represented an insignificant portion of net sales. While the Company intends to expand its operations in North America and Europe, this will require significant management attention and financial resources. In order to gain market acceptance internationally, the Company's products will have to be designed to meet industry standards of foreign countries, such as the DAVIC specifications that are supported in Europe. The Company has committed and continues to commit resources to developing international sales and support channels. International sales are subject to a number of risks, including longer payment cycles, export and import restrictions and tariffs, including existing United States restrictions on the export of certain high technology products that could limit the Company's sales abroad, unexpected changes in regulatory requirements, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability. Sales to international customers are typically made in U.S. dollars to minimize the risks associated with fluctuating foreign currency exchange rates. To the extent that international revenues increase as a percentage of total revenues in the future, foreign currency fluctuation exposure may also increase. There can be no assurance that future economic or political instability in countries where Hybrid sells its products will not have a material adverse effect on Hybrid's sales in such countries, and consequently, on the business financial condition or results of operations of Hybrid. Additionally, the protection of intellectual property may be more difficult to enforce outside of the United States. In the event the Company is successful in expanding its international operations, the imposition of exchange or price controls or other restrictions on foreign currencies could materially adversely affect the Company's business, operating results and financial condition. If the Company increases its international sales, its net sales may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

RESTRICTIVE DEBT COVENANTS

     Under the terms of the outstanding $5.5 Million Debenture, Hybrid is subject to certain restrictive covenants which could adversely affect the combined company's operations, including limitations on the amount of capital expenditures it may incur in any 12-month period and prohibitions against declaring dividends, retiring any subordinated debt other than in accordance with its terms or distributing assets to any stockholder, as long as the $5.5 Million Debenture remains outstanding. In October 1997, the Company entered into the $4.0 million Credit Facility, which contains a number of restrictive covenants, including covenants prohibiting the declaration of dividends. The $5.5 Million Debenture and the Credit Facility are collateralized by substantially all of the Company's assets. In addition, the $5.5 Million Debenture contains "full ratchet" antidilution provisions under which the number of shares of the Company's Common Stock into which the $5.5 Million Debenture will be convertible, at the option of the holder, may be increased if the Company issues any shares (with certain exceptions for employee stock options and the like) prior to October 1998 for consideration less than $10.71 per share. Commencing with October 1998, any such issuance would be subject to certain "weighted average" antitilution provisions.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding options and warrants and upon the conversion of its $5.5 million debenture) in the public market could adversely affect the market price of the Common Stock prevailing from time to time and could impair the Company's ability to raise capital through the sale of equity or debt securities. There are approximately 7,180,307 shares of Common Stock outstanding that are restricted shares ("RESTRICTED SHARES") under the Securities Act of 1933, as amended. The 7,180,307 Restricted Shares became available for sale in the public market following the expiration of 180-day lock-up agreements on May 12, 1998. Currently, the $5.5 Million Debenture can be converted into 513,423 shares of Common Stock at any time at the option of the holder (subject to certain anti-dilution adjustments which could result from certain offerings of securities by the Company at a market price below $10.71 per share, see "--RESTRICTIVE DEBT COVENANTS" above), although the number of shares subject to issuance upon conversion of the debenture may increase substantially upon the Merger. See "--RISKS OF THE PROPOSED MERGER WITH PACIFIC--SHORT TERM DILUTION OF INTEREST" above. Furthermore, the holders of warrants for 1,340,656 shares of Hybrid Common Stock can exercise such warrants at any time.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the shares of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's results of operations, announcements of technological innovations, new products introduced by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the Internet and modem systems industries, general market conditions and other factors. Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the

Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results or financial condition.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                             PART II.  OTHER INFORMATION



II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company initiated a civil action for patent infringement against Com21, Inc. and Celestica, Inc. on January 23, 1998 in the U.S. District Court for the Eastern District of Virginia. In response to the Company's action, Com21, Inc. initiated a declaratory judgment action on January 29, 1998 against the Company in the U.S. District Court for the Northern District of California to obtain a declaration of invalidity, unenforceability and non-infringement of the Company's patents and the collection of attorneys fees. Separately, Celestica is seeking to be dismissed from the action. The action in the Eastern District of Virginia was subsequently transferred to the Northern District of California on February 23, 1998. The litigation is expected to be time consuming and costly, and, although no monetary claim is asserted against the Company, other than attorney's fees, the action, if resolved adversely to the Company, could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Form S-1 Registration Statement (SEC File No. 33-36001) related to the Company's initial public offering of Common Stock, $0.001 par value per share, was declared effective by the SEC on November 11, 1997. A total of 3,105,000 shares of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $43,470,000, which consisted of 2,836,053 shaes registered on behalf of the Comapny (with an aggregate registered offering price of $39,704,742) and 268,947 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $3,765,258). The offering commenced on November 12, 1997 and all 2,836,053 and 268,947 shares of Common Stock being offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by NationsBanc Montgomery Securities and UBS Securities. The offering terminated on November 12, 1997, immediately after all of the Common Stock was sold.

     The Company and the selling stockholders paid to the underwriters an underwriting discount totaling $2,779,332 and $263,568, respectively, in connection with the offering. In addition the Company reasonably estimates that it incurred additional expenses of approximately $1,280,000 in connection with the offering. Thus the net offering proceeds to the Company and the selling stockholders were approximately $35,645,410 and $3,501,690, respectively. The underwriting discount and the other offering expenses were not made directly or indirectly to any directors, officers of the Company (or their associates), or persons owning 10% or more of any class of equity Securities of the Company or to any other affiliates of the Company.

Through March 31, 1998 the net offering proceeds to the Company have been utilized as follows:


                                           Direct or indirect payments to
                                      directors, officers, general partners
                                        of the Company or their associates;
                                         to persons owning ten percent or
                                            more of any class of equity
                                          securities of the Company; and
               Use                         to affiliates of the Company          Direct or indirect payments to others
----------------------------------    --------------------------------------     -------------------------------------
Construction of plant,                               --                                          --
building and facilities

Purchase and installation of                         --                                       $230,000
machinery and equipment

Purchase of real estate                              --                                          --

Acquisition of other business(es)                    --                                          --

Repayment of indebtedness                        $1,371,319                                  5,627,497

Working capital                                      --                                      8,415,594

Temporary investment (specify)                       --                                     20,001,000
Alex Brown Investment Account
and General Bank Account

Other purposes (specify)                             --                                          --


ITEM 5.   OTHER INFORMATION

     This report on Form 10-Q was required under the rules of the Securities and Exchange Commission to be filed on or before May 20, 1998. The filing of the report has been delayed because the Comapny has been engaged in a review of the impact upon the Company and its financial results of the increasing weakness in the broadband wireless access market and the request of the Company's major distributor servicing the wireless market to return the substantial amount of unsold inventory it had purchased previously. The Company has completed that review for the three months ended March 31, 1998, and the results thereof are reflected in this report. The Company is continuing to review with its independent accountants the impact of developments in 1998 upon the Company's results of operations for the year ended December 31, 1997 and its financial condition at that date and is engaged in discussions with the Securities and Exchange Commission regarding these matters. There can be no assurance that such review and discussions will not result in changes in the Company financial statements for 1997, which changes may, in turn, affect certain of the financial information reflected in this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:


     Exhibit No.         Description of Exhibit
     -----------         ----------------------
     3.01                Registrant's Amended and Restated Bylaws. (1)

     10.24 Sublease by and between Viking Freight, Inc. and the Registrant dated February 9, 1998. (1)

     10.25               Volume Purchase Agreement between the Registrant and 3D
                         Communications dated as of May 1997. (1)

     27.01               Financial Data Schedule. (1)

---------------

(1) Incorporated by reference to the same exhibit number of the Registrant's Form S-4 (File No. 333-52083) originally filed with the Securities and Exchange Commission on May 7, 1998.

(b)  Reports on Form 8-K

     Report dated March 19, 1998, reporting under Item 5 the announcement of the proposed acquisition by the Registrant of Pacific Monolithics, Inc.

                                HYBRID NETWORKS, INC.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  June 1, 1998                          HYBRID NETWORKS, INC.




                                             /s/ Carl S. Ledbetter
                                             ----------------------------------
                                             Carl S.  Ledbetter, President,
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer
                                             (Principal Financial Officer)

                               HYBRID NETWORKS, INC.
                                 Index to Exhibits


EXHIBIT
NUMBER                   EXHIBIT TITLE
------                   -------------
3.01      Registrant's Amended and Restated Bylaws. (1)

10.24     Sublease by and between Viking Freight, Inc. and the Registrant dated
          February 9, 1998. (1)

10.25 Volume Purchase Agreement between the Registrant and 3D Communications dated as of May 1997. (1)

27.01     Financial Data Schedule. (1)

---------------

(1) Incorporated by reference to the same exhibit number of the Registrant's Form S-4 (File No. 333-52083) originally filed with the Securities and Exchange Commission on May 7, 1998.