Form 10-Q
period 1998-06-30
HYBRID NETWORKS INC
filed 1999-06-14
CIK 900091

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___ TO ___


                           COMMISSION FILE NUMBER:  0-23289


                                HYBRID NETWORKS, INC.
               (Exact name of registrant as specified in its charter)


          Delaware                                               77-0252931
  -----------------------                                  ---------------------
 (State or other jurisdiction of                            (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

              6409 Guadalupe Mines Road, San Jose, California 95120
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                   (408) 323-6500
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                     10161 Bubb Road, Cupertino, California 95014
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes /X/      No    (Such reports are filed concurrently herewith)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 28, 1999:                   10,517,399

                               HYBRID NETWORKS, INC.
                                       INDEX

                                                                      PAGE NO.
                                                                      --------
PART I.  CONDENSED FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              Condensed Balance Sheets as of  June 30, 1998
                and December 31, 1997  (unaudited)                        3

              Condensed Statements of Operations for the Three
                Months and Six Months Ended June 30, 1998
                and 1997 (unaudited)                                      4

              Condensed Statements of Cash Flows for the Six Months
                Ended June 30, 1998 and 1997 (unaudited)                  5

               Notes to Unaudited Financial Statements                    6

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                            11

  ITEM 3.     QUANTITATIVE AND QUALITATIVE
                DISCLOSURES ABOUT MARKET RISK                            25


PART II.  OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS                                          26

  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                  28

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           29


SIGNATURES                                                               30

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
CONDENSED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

                                                                                 June 30,      Dec. 31,
                                                                                  1998           1997
                          ASSETS                                                 -------      -------
                                                                                             (restated)

Current assets:
     Cash and cash equivalents                                                  $ 10,048     $ 26,158
     Restricted cash                                                                 506           --
     Short-term investments                                                        1,499          985
     Accounts receivable, net of allowance for doubtful accounts
      of $100 in 1998 and $0 in 1997                                               1,525        1,128
     Inventories                                                                   8,803        6,270
     Prepaid expenses and other current assets                                       465          362
                                                                                --------     --------
             Total current assets                                                 22,846       34,903
Property and equipment, net                                                        4,456        1,808
Intangibles and other assets                                                         558        2,354
                                                                                --------     --------
             Total assets                                                       $ 27,860     $ 39,065
                                                                                --------     --------
                                                                                --------     --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Convertible debenture                                                        $  5,500     $  5,500
   Current portion of capital lease obligations                                      494          410
   Accounts payable                                                                3,202        2,285
   Accrued liabilities                                                             2,268        2,913
                                                                                --------     --------
             Total current liabilities                                            11,464       11,108
Capital lease obligations, less current portion                                      586          618
Other long-term liabilities                                                           13           36
                                                                                --------     --------
             Total liabilities                                                    12,063       11,762
                                                                                --------     --------
Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1998 or 1997                                --           --
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,422 shares in 1998 and
       10,345 shares in 1997                                                          10           10
   Additional paid-in capital                                                     66,198       66,145
   Unrealized gain on available-for-sale securities                                   --           92
   Accumulated deficit                                                           (50,411)     (38,944)
                                                                                --------     --------
             Total stockholders' equity                                           15,797       27,303
                                                                                --------     --------
             Total liabilities and stockholders' equity                         $ 27,860     $ 39,065
                                                                                --------     --------
                                                                                --------     --------

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                 ------------------------  ------------------------
                                                                     1998         1997         1998        1997
                                                                 -----------  -----------  ----------- -----------
                                                                               (restated)               (restated)
Net sales                                                         $    2,243   $      515   $   4,949   $      895
Cost of sales                                                          2,730        1,851       6,068        3,507
                                                                   ---------    ---------   ---------    ---------
Gross loss                                                              (487)      (1,336)     (1,119)      (2,612)
                                                                   ---------    ---------   ---------    ---------
Operating expenses:
  Research and development                                             3,335        1,652       5,833        3,447
  Sales and marketing                                                    936          989       1,890        2,331
  General and administrative                                           1,896          521       2,824        1,116
                                                                   ---------    ---------   ---------    ---------
     Total operating expenses                                          6,167        3,162      10,547        6,894
                                                                   ---------    ---------   ---------    ---------
       Loss from operations                                           (6,654)      (4,498)    (11,666)      (9,506)
Interest income and other expenses, net                                  256           49         658          135
Interest expense                                                        (235)        (147)       (459)        (159)
                                                                   ---------    ---------   ---------    ---------
       NET LOSS                                                       (6,633)      (4,596)    (11,467)      (9,530)

 Other Comprehensive loss:
     Reclassification for gain included in net loss                       --           --         (92)          --
                                                                   ---------    ---------   ---------    ---------
         Total Comprehensive Loss                                  $  (6,633)   $  (4,596)  $ (11,559)   $  (9,530)
                                                                   ---------    ---------   ---------    ---------
                                                                   ---------    ---------   ---------    ---------

Basic and diluted loss per share                                   $   (0.64)   $   (1.79)  $   (1.10)   $   (3.73)
                                                                   ---------    ---------   ---------    ---------
                                                                   ---------    ---------   ---------    ---------

Shares used in basic and diluted per share calculation                10,395        2,567      10,378        2,555
                                                                   ---------    ---------   ---------    ---------
                                                                   ---------    ---------   ---------    ---------


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         ------------------------
                                                                                             1998        1997
                                                                                         -----------  -----------
 Cash flows from operating activities:
   Net loss                                                                                $(11,467)     $(9,530)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           1,085          299
      Provision for doubtful accounts                                                           100           15
      Provision for excess and obsolete inventory                                                --          900
      Write off technology license                                                            1,283           --
      Change in assets and liabilities:
        Restricted cash                                                                        (506)          --
        Accounts receivable                                                                    (497)         901
        Inventories                                                                          (2,533)      (2,814)
        Prepaid expenses and other assets                                                      (190)        (246)
        Accounts payable                                                                        917           27
        Accrued liabilities and other                                                          (668)         750
                                                                                            -------       -------
        Net cash used in operating activities                                               (12,476)      (9,698)
                                                                                            -------       -------
 Cash flows from investing activities:
   Purchase of property and equipment                                                        (2,938)        (322)
   Disposal of property and equipment                                                            17           --
   Purchase of short-term investments                                                       (11,772)          --
   Proceeds from disposal of short-term investments                                          11,166           --
                                                                                            -------       -------
        Net cash used in investing activities                                                (3,527)        (322)
                                                                                            -------       -------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                      (160)         (65)
   Net proceeds from issuance of convertible debenture                                           --        5,000
   Net proceeds from issuance of preferred stock                                                 --        2,000
   Net proceeds from issuance of common stock                                                    53           34
                                                                                            -------       -------
        Net cash provided by (used in) financing activities                                    (107)       6,969
                                                                                            -------       -------
 Decrease in cash and cash equivalents                                                      (16,110)      (3,051)
 Cash and cash equivalents, beginning of period                                              26,158        6,886
                                                                                            -------       -------
 Cash and cash equivalents, end of period                                                  $ 10,048      $ 3,835
                                                                                            -------       -------
                                                                                            -------       -------
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Property and equipment acquired under capital leases                                    $    212      $   507

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                                418          147
   Income taxes paid                                                                              1            1


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1998, the statements of operations for the three months and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the first quarter of 1999 and the years ended December 31, 1998, 1997 and 1996, the Company incurred net losses of $3,253,000, $24,625,000, $21,602,000 and
$8,515,000, respectively. Additionally, the Company had an accumulated deficit of $66,822,000 as of March 31, 1999 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. Additionally, the Company is subject to a number of lawsuits involving substantial dollar amounts, and is subject to an official investigation by the Securities and Exchange Commission regarding its financial reporting practices. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to continue its product development and marketing plans and to fund other general operating expenses, achievement of a financially satisfactory resolution to outstanding litigation and the SEC investigation, and ultimately is dependent upon its ability obtain sufficient customer demand to attain profitable operations. No assurance can be given that the Company will be successful in these efforts.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported product sales from product shipments in 1997 and the first quarter of 1998.

     The Company undertook and completed extensive procedures related to product sales recorded in 1997 and the first quarter of 1998. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of product shipments were improperly reported as sales in the aforementioned periods.

   The Company has determined that revenue is earned and should be recorded only after any related obligations have been satisfied (i.e. when there are no longer any significant remaining uncertainties related to the earnings process). This revenue recognition policy has been followed for all transactions with customers reflected in these financial statements.

     Additionally, during 1998 the Company became aware that warrants to purchase common stock issued and outstanding in 1997 had not been properly valued, resulting in an understatement of both operating expenses and interest expense. These warrants have now been properly valued and reflected in the financial statements.

    As a result of the above, the statements of operations for the six months ended June 30, 1997 have been restated as follows:

                                                   Six Months Ended
                                                     June 30, 1997
                                              -------------------------
                                                             Previously
                                               Restated       Reported
                                               --------      ---------
Net sales                                      $   895        $ 4,905

Cost of sales                                    3,507          4,689
                                               -------        -------
    Gross profit (loss)                         (2,612)           216
                                               -------        -------
Operating expenses:
  Research and development                       3,447          3,379
  Sales and marketing                            2,331          2,264
  General and administrative                     1,116          1,802
                                               -------        -------
    Total operating expenses                     6,894          7,445
                                               -------        -------
      Loss from operations                      (9,506)        (7,229)
Interest income and other
  expenses, net.                                   135            135
Interest expense                                  (159)          (159)
                                               -------        -------
      Net loss                                 $(9,530)       $(7,253)
                                               -------        -------
                                               -------        -------

Basic and diluted loss per share               $ (3.73)       $ (2.84)
                                               -------        -------
                                               -------        -------

Shares used in basic and diluted
  per share calculation                          2,555          2,555
                                               -------        -------
                                               -------        -------



COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share. In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 98, which addresses the computation of earnings per share in an initial public offering. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with the SAB and basic and diluted loss per share has been restated accordingly.

INVENTORIES

     Inventories comprise the following:


                                                  June 30,    Dec. 31,
                                                    1998        1997
                                                   ------      ------
                                                             (restated)
Raw materials                                      $2,834      $2,175
Work in progress                                      475         229
Finished goods                                      5,494       3,866
                                                   ------      ------
                                                   $8,803      $6,270
                                                   ------      ------
                                                   ------      ------

CONTINGENCIES

CLASS ACTION LITIGATION

     In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against the Company, its five directors (one of whom is an officer), two former officers and one former director. The lawsuits were brought on behalf of purchasers of the Company's Common Stock during the class period commencing November 12, 1997 (the date of the Company's initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in the Company's initial public offering, but the underwriters have since been dismissed from the cases.

     The complaints in these lawsuits claim that the Company and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements used in connection with the Company's initial public offering and the financial statements issued subsequently during the class period, as well as related statements made on behalf of the Company during the initial public offering and subsequently regarding the Company's past and prospective financial condition and results of operations, were false and misleading. The complaints also allege that the Company and the other defendants made these misrepresentations in order to inflate the price of the Company's Common Stock stock for the initial public offering and during the class period. The Company and the other defendants denied the charges of wrongdoing.

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PricewaterhouseCoopers LLP (PwC), the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

     In March 1999, the Company and the other parties (other than PwC) to the state class action lawsuits and the federal class action lawsuits reached an agreement in principle to settle the lawsuits. The agreement is subject to the parties' entering into a binding stipulation of settlement and approval by the U.S. District Court for the Northern District of California. Under the agreement in principle, (i) the Company's insurers would pay $8.8 million on the Company's behalf (and on behalf of the other officer and director defendants), (ii) the Company would issue 3.0 million shares of Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of the Company's Common Stock that are then outstanding), (iii) if the Company is acquired within nine months after March 9, 1999, the date of the agreement in principle, then, in addition to the consideration referred to in
(i) and (ii), the Company would pay to the plaintiffs an amount equal to 10% of the consideration received by the Company's stockholders in the acquisition. As a result of the agreement in principle and a related agreement between the Company and its insurers, the Company has paid, and will not be reimbursed by its insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by our insurance, and the Company will not have insurance coverage for the attorneys fees and expenses relating to the settlement that it incurs in the future. As of December 31, 1998 the Company has accrued $1,547,000 for the value of the 3,000,000 shares to be issued in the settlement.

SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of the Company and unidentified individuals with respect to the Company's financial statements and public disclosures. The Company has been producing documents in response to the Securities and Exchange Commission's subpoena and is cooperating with the investigation. A number of current and former officers and employees and outside directors have testified or may testify before the Securities and Exchange Commission's staff. The Company does not believe, based on current information, that this investigation will have a material adverse impact on the Company's financial statements.

PATENT LITIGATION

     In January 1998, the Company brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which the Company alleged that the defendants infringed the Company's patents. In response to the Company's lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that the Company's patents are invalid and unenforceable and that in any event Com21 did not infringe them. In February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement.

     In January 1999, the Company entered into a settlement agreement with Com21, Inc. and Celestica, Inc. whereby the patent lawsuits were settled. Pursuant to the agreements, the Company granted Com21 and Celestica a nonexclusive license on the Company's patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and the Company granted to Com21 a right of first refusal to purchase the patents in the event that the Company should propose in the future to sell its patents (whether separately or together with the Company's other assets to any third party). The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). To date, the Company has received virtually no royalties from the license.

LAWSUIT BY PACIFIC MONOLITHICS

     In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, its five directors (one of whom is an officer), a former director (who was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleges that the Company wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and the Company had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action. The Company does not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of this litigation will have a material adverse impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS ITEM SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS REPORT ON FORM 10-Q. THE DISCUSSION IN THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH AS STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN EVENTS MAY OCCUR OR CERTAIN TRENDS MAY CONTINUE. OTHER FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE DEVELOPMENT OF PRODUCTS OR TECHNOLOGIES, MATTERS RELATING TO OUR PROPRIETARY RIGHTS, YEAR 2000 COMPLIANCE, FACILITIES NEEDS, OUR LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS ABOUT FUTURE MATTERS. ALL THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD NOT RELY TOO HEAVILY ON THESE STATEMENTS; ALTHOUGH THEY REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THEY INVOLVE FUTURE EVENTS THAT MIGHT NOT OCCUR. WE CAN ONLY BASE SUCH STATEMENTS ON FACTS AND FACTORS THAT WE CURRENTLY KNOW. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

     GENERAL

     We are a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. Our products remove the bottleneck over the local connection to the end-user which causes slow response time for those accessing bandwidth-intensive information. Our Series 2000 product line consists of secure headend routers, wireless and cable modems and management software for use with either wireless transmission or cable TV facilities.

We sell our products primarily in the United States. Our customers include broadband wireless system operators, cable system operators, ISPs, resellers and certain distributors and communications equipment resellers. Historically, a small number of customers has accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in its results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy, generally lasting three to nine months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Because our sales cycle may be long and uncertain, and because we depend on relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

     The market for high speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. Our ability to develop and offer competitive products on a timely basis that satisfy industry demands, such as for two-way QPSK, or industry standards such as DOCSIS, could have a material effect on our business. In addition, the market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. If we are unable to continue to reduce costs quickly enough, our profitability will be adversely affected.
Our profitability is also affected by the sales mix of headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headend routers. Due to current customer demand, we anticipate that the sales mix of modems will be weighted toward lower-margin single-user modems in the foreseeable future. As a result, our gross margins, and our business, could be adversely affected.

     Due to our diminishing capital resources (See "--Liquidity and Capital Resources"), during the first quarter of 1999 we reduced our expenditures for research and development and sales and marketing. In February 1999, we implemented a reduction in force. As of April 31, 1999, the number of our full-time employees had been reduced to 32, from 87 full-time employees at December 31, 1998

RESTATEMENT OF OUR FINANCIAL STATEMENTS

     In May and June 1998, we and PwC, our independent auditors, engaged in a review of our financial statements for 1997 and the first quarter of 1998. On June 18, 1998, we announced that PwC had notified us that its audit reports on our 1997 financial statements should no longer be relied upon and that we and they were continuing to review those financial statements. On July 9, 1998, PwC resigned as our independent auditors, stating that it believed our 1997 financial statements should be restated but that, although there had been no disagreements between PwC and us on any matter of our accounting principles, or practices, financial statement disclosure or auditing procedure, PwC would not continue as our independent auditors to address the restatement.

     In August 1998, we retained Arthur Andersen LLP ("AA") as our independent auditors. After extensive work in examining our 1997 financial statements, AA resigned as our independent auditors on November 24, 1998. AA informed us that, in its view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion of our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our 1997 financial statements. AA also stated that, during the course of its work, it had reached the conclusion that it needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and that, while AA did not complete its audit, it concluded that our 1997 financial statements were materially misstated. AA confirmed that there had been no disagreements between AA and us on any matter of our accounting principles and practices, financial statement disclosure or auditing procedure.

     In December 1998, we engaged Hein + Associates LLP ("Hein") as our independent auditors. During the review of our financial statements in conjunction with Hein (and earlier with Pwc and AA), we became aware of errors and irregularities that caused our financial statements for 1997 and the first quarter of 1998 to be misstated, particularly with respect to the timing and amount of our sales in 1997 and the first quarter of 1998. We also concluded that the financial effects of warrants issued by us in 1997 had not been properly reflected in our financial statements. Our financial statements for 1997 and the first quarter of 1998 have been restated to correct these errors. As a result of the restatement net sales for the first quarter of 1998 was increased from $915,000 to $2,706,000, gross loss was $632,000 rather than a gross loss of $266,000, and net loss was reduced to $4,834,000 from $5,224,000.

     In June 1999, Hein completed its audit of our 1997 and 1998 financial statements. Those financial statements, and Hein's audit report on them are included in the report on Form 10-K for 1998.

     Our inability to issue audited financial statements and quarterly reports during the last 12 months has had serious consequences for our business. As a result, the Nasdaq National Market suspended trading in our Common Stock from June 18, 1998 to December 1, 1998, at which time our Common Stock was delisted from the Nasdaq National Market. Primarily due to our announcements regarding the need to restate our financial statements, a number of class action litigations were brought in June, July and August 1998, and the Securities and Exchange Commission initiated a formal investigation in October 1998. We believe these actions hurt our business during the latter part of 1998, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs, contributed to our inability to complete the restatement of our financial statements during 1998 and 1999 and adversely affected the sales of our products and services.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                               -------------------------------------------
                                                               1998         1997        1998         1997
                                                              ------       ------      ------       ------
Net Sales                                                      100.0%       100.0%      100.0%       100.0%
Cost of sales                                                  121.7%       359.4%      122.6%       391.8%
                                                              ------       ------      ------       ------
     Gross margin                                              -21.7%      -259.4%      -22.6%      -291.8%
                                                              ------       ------      ------       ------
Operating expenses
     Research and development                                  148.7%       320.8%      117.9%       385.1%
     Sales and marketing                                        41.7%       192.0%       38.2%       260.4%
     General and administrative                                 84.5%       101.2%       57.0%       124.7%
                                                              ------       ------      ------       ------
        Total operating expenses                               274.9%       614.0%      213.1%       770.2%
                                                              ------       ------      ------       ------
           Loss from operations                               -296.6%      -873.4%     -235.7%     1,062.0%

Interest income and other expense, net                          11.4%         9.5%       13.3%        15.1%
Interest expense                                               -10.5%       -28.5%       -9.3%       -17.8%
                                                              ------       ------      ------       ------
        Net loss                                              -295.7%      -892.4%     -231.7%    -1,064.7%
                                                              ------       ------      ------       ------
                                                              ------       ------      ------       ------


     NET SALES. Our net sales increased by 336% to $2,243,000 for the quarter ended June 30, 1998 from $515,000 for the quarter ended June 30, 1997, and increased by 453% to $4,949,000 for the six months ended June 30, 1998 from $895,000 for the six months ended June 30, 1997. The increases in net sales are primarily due to increased unit shipments of the Series 2000 product line offset in part by price declines on certain products as a result of competitive pressures and volume purchase commitments. For the three months ended June 30, 1998, broadband wireless systems operators, cable system operators and ISPs accounted for 51%, 42% and 7% of net sales, respectively. During the same period in 1997, broadband wireless system operators accounted for 62% of net sales, cable system operators accounted for 28% of net sales and ISPs accounted for 10% of net sales. We had three customers that accounted for 21%, 14% and 10% of net sales during the three months ended June 30, 1998; and four customers that accounted for 17%, 16%, 15% and 13% of net sales for the comparable period in 1997.

      GROSS MARGIN. Gross margin was a negative 21.7% and a negative 259.4% of net sales for the quarters ended June 30, 1998 and 1997, respectively. For the first half of 1998 and 1997, gross margin was a negative 22.6% and a negative 291.8% of net sales, respectively. The increase in gross margin was due to a decrease in the provision for excess and obsolete inventory in 1998, as well as increased unit shipments resulting in better utilization of fixed costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of its existing products. Research and development expenses increased 101.9% to $3,335,000 for the quarter ended June 30, 1998 from $1,652,000 for the quarter ended June 30, 1997, and increased 69.2% to $5,833,000 for the six months ended June 30, 1998 from $3,447,000 for the six months ended June 30, 1997. Research and development expenses as a percentage of net sales were 145.0% and 320.8% for the second quarters of 1998 and 1997, respectively, and were 116.2% and 385.1% for the first half of 1998 and 1997, respectively Research and development expenses grew in absolute dollars as a result of increased staffing and associated engineering costs related to new and existing product development.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 5.4% to $936,000 for the quarters ended June 30, 1998 from $989,000 for the quarter ended June 30, 1997, and decreased 18.9% to $1,890,000 for the six months ended June 30, 1998 from $2,331,000 for the six months ended June 30, 1997. Sales and marketing expenses as a percentage of net sales were 41.7% and 192.0% for the second quarters of 1998 and 1997, respectively, and were 38.2% and 260.4% for the first half of 1998 and 1997, respectively. The decrease in sales and marketing expenses in absolute dollars was principally due to lower trade show, promotion and outside service costs. The decrease in sales and marketing expenses was partially offset by increased headcount and related payroll costs and, increased commissions as a result of higher net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses increased 263.9% to $1,896,000 for the quarter ended June 30, 1997 from $521,000 for the quarter ended June 30, 1998, and increased 153.0% to $2,824,000 for the six months ended June 30, 1997 from $1,116,000 for the six months ended June 30, 1998. General and administrative expenses as a percentage of net sales were 84.5% and 101.2% for the second quarters of 1998 and 1997, respectively, and were 57.0% and 124.7% for the first half of 1998 and 1997, respectively. The increase in absolute dollars was due to increased headcount and related payroll costs, increased legal costs to support our Company's patent program and higher outside service costs.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We earned net interest income of $21,000 and $199,000 during the three and six months ended June 30, 1998, respectively. We incurred net interest expense of $98,000 and $24,000 during the three and six months ended June 30, 1997, respectively. Net interest income earned during the three and six months ended June 30, 1998 was the result of higher cash balances as a result of the issuance of Common Stock in our initial public offering in November 1997, offset in part by the interest expense incurred on outstanding capital lease obligations and the $5.5 million secured convertible debenture due 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. As of June 30, 1998, we had working capital of $10,382,000, including $11,547,000 in cash, cash equivalents and short-term investments, as compared to working capital of $23,795,000 and $27,143,000 in cash, cash equivalents and short-term investments as of December 31, 1997. This $15,596,000 decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 1998 resulted from the use of cash in operating activities, investing activities and financing activities discussed below.

     Cash used in operating activities during the six months ended June 30, 1998 was $12,476,000, resulting primarily from the net loss of $11,467,000. Noncash charges for depreciation and amortization, provision for doubtful accounts and obsolete inventory and write-off of technology totaling $2,468,000 were more than offset by a net increase in current assets affecting operating activities of $3,477,000. Cash used in operating activities during the six months ended June 30, 1997 was $9,698,000 resulting primarily from the net loss of $9,530,000.

     Cash used in investing activities during the six months ended June 30, 1998 was $3,527,000, resulting primarily from purchases of property and equipment of $2,938,000. During the six months ended June 30, 1998, capital expenditures for property and equipment were primarily for leasehold improvements in connection with new subleased headquarters. During this period, we purchased short-term investments of $11,772,000 and received $11,166,000 in proceeds from the liquidation of short-term investments. We have funded and expect to continue to fund a substantial portion of our property and equipment expenditures from a variety of sources including direct vendor leasing programs and third party commercial leasing arrangements.

     Cash used in financing activities during the six months ended June 30, 1998 was $107,000, attributable primarily to payment of capital lease obligations partially offset by net proceeds from issuance of common stock. Cash provided by financing activities for the six months ended June 30, 1997 was primarily the result of proceeds from issuance of convertible debt and the issuance of preferred stock.

     At March 31, 1999, our only source of liquidity consisted of cash and cash equivalents of $2,837,000. We had no available line of credit or other source of borrowings or financing. As indicated above, we were (and are) not in compliance with certain of the terms of the $5.5 Million Debenture and, as a result, the holder of the debenture has the right to declare a default under the debenture at any time. Our obligations under the $5.5 Million Debenture are collateralized by a security interest in substantially all our assets. We will need to raise additional capital promptly in order to offset our expected future operating losses.

     To fund our operations during 1999 and continue as a going concern, we are seeking to raise additional capital through debt or equity financing, but there is no assurance that we will be able to do so. If we do obtain additional financing, it may be on terms that would be unfavorable to us and may hurt our ability to raise further capital in the future.

SEASONALITY AND INFLATION

     The Company does not believe that its business is seasonal or that it is impacted by inflation.

RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q BEFORE INVESTING IN OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OCCUR, OR IF OTHERS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.

     WE WILL NEED ADDITIONAL CAPITAL SOON TO CONTINUE IN BUSINESS.

     Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources are now largely depleted. We are not in compliance with certain terms of the $5.5 Million Debenture, and, as a result, the holder of the debenture may declare a default under the debenture at any time. We currently do not have the capital resources to make such payment. Should we fail to make payment on demand, the debenture holder may elect, subject to certain restrictions and limitations, to exercise its security interest in all our assets, which may involve the seizure and sale of our assets. We will nonetheless need to raise additional capital in order to continue in operation. Our ability to raise additional capital has been limited by a number of factors, including (i) our noncompliance with certain terms of the $5.5 Million Debenture, (ii) our not having audited financial statements for 1997 or 1998 or a quarterly report for the first quarter of 1999, (iii) our Common Stock being delisted from the Nasdaq National Market and not traded on any other public market (except for a small number of sales on the Pink Sheets which have occurred without our consent), (iv) the state and federal class action litigation and the Securities and Exchange Commission investigation that are pending against us (although we have agreed in principle to settle the class action litigation, that agreement is not yet final), (v) uncertainty which the foregoing has caused regarding our financial condition and results of operations, (vi) the adverse effect which the foregoing has had on sales to our customers, (vii) the disruption in our management and our employees caused by the foregoing, including the substantial reduction in force we implemented in February 1999, (viii) our history of heavy losses and (ix) the other risk factors referred to herein. We can give no assurance that, within a short period of time, we will be able to raise the additional capital we need or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

     IT IS NOT CLEAR THAT WE WILL BE ABLE TO RECOVER FROM THE ADVERSE EFFECTS OF HAVING TO RESTATE OUR FINANCIAL STATEMENTS.

     The adverse effects of having to restate our financial statements have been severe, and there can be no assurance that we will not suffer additional adverse consequences in the future. The restatement and related issues have resulted in the resignation of two successive audit firms that were hired by us, in our continuing for 12 months as a public company without having audited financial statements, in the multiple class action lawsuits, the Securities and Exchange Commission and the Pacific Monolithics litigation referred to in Item 3 "Legal Proceedings" above and in the other adverse consequences referred to in the preceding paragraph. We do not know whether additional litigation will arise in the future, or whether other adverse developments will result, from the difficulties we have encountered in connection with our financial statements.

     OUR LIMITED OPERATING HISTORY AND HEAVY LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $63,569,000 as of December 31, 1998 and $66,822,000 as of March 31, 1999. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in the past and the price pressures on sales of our products continues. We expect to incur losses for the foreseeable future.

     WE FACE LITIGATION RISKS.

     As indicated in Item 1 "Legal Proceedings," there are a number of lawsuits pending against us. The principal lawsuits are the class action lawsuits referred to therein. Although we have reached an agreement in principle to settle these lawsuits, the agreement is subject to the parties' entering into a binding stipulation of settlement, which has not yet occurred, and upon the subsequent approval of the settlement by the court in a hearing at which any persons opposing the settlement will have an opportunity to be heard. If the settlement is not consummated, we could be subjected to lengthy, expensive and potentially damaging class action litigation.

     It is difficult for us to evaluate what the outcome of the Securities and Exchange Commission investigation (referred to in Item 1 "Legal Proceedings") will be. Responding to the investigation has been, and probably will be, expensive and time-consuming for us. We do not know whether the results of the investigation will be damaging for us.

     The Pacific Monolithics litigation referred to in Item 1 "Legal Proceedings" is in its early stages and is difficult for us to evaluate at this point.

     It is possible that we may be exposed to further litigation in the future, particularly in light of the restatement of our financial statements, and the adverse developments that have occurred partly as a result of the restatement (see the two risk factors immediately above). In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether we separately or together with our other assets) to any third party. (See
Item 1 "Legal Proceedings.") Nonetheless, we may find it necessary to institute further infringement litigation in the future, or whether third parties will bring litigation against us challenging our patents.

     RECENT REDUCTIONS IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES COULD HURT OUR BUSINESS.

     Commencing in the latter part of 1998 and continuing through the first quarter of 1999, we began to reduce our expenditures on research and development and on other aspects of our business. We also began to reduce the number of our employees. During the first quarter of 1999 we implemented a reduction in force that reduced the number of full-time employees to 32, as compared to 87 full-time employees at December 31, 1998. We used consultants heavily to supplement our workforce and as of April 30, 1999 we had 14 consultants in various areas. While we believe these reductions were necessary to conserve our remaining capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities, (together with the other factors referred to above and elsewhere herein), have hurt us competitively and may continue to harm our business in the future. We do not know whether we will be successful in obtaining sufficient capital resources to expand our business in the future.

     MARKET PRESSURE TO REDUCE PRICES MAY HURT OUR BUSINESS.

     The market has historically demanded increasingly lower prices for our products, and we expect downward pressure on the prices of our products to continue. The list prices for our Series 2000 client modems currently range from approximately $320 to $480, depending upon features and volume. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. These prices make our products relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. In a number of instances, the prices of our competitors' products are lower than ours. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain of the components of our products.

     One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes, although, as indicated above, we have recently had to reduce the scope of our research and development efforts due to lack of capital resources. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have historically been negative.

     We expect that the market price pressure to reduce the prices on our products will continue to exert downward pressure on our gross margins. Our gross margins are also affected by the sales mix of our headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headends. We anticipate that, due to customer demand, the sales mix of our products will continue to be weighted toward lower-margin single-user modems.

     WE RELY ON A SINGLE MANUFACTURER FOR OUR MODEMS AND ON SINGLE-SOURCE COMPONENTS.

     Our Series 2000 client modems are manufactured by Sharp Corporation through an agreement we have had since early 1997 with Sharp and its distributor, Itochu Corporation. We have not developed an alternative manufacturing source. Our inability to develop alternative manufacturing sources has adversely affected our ability to reduce the manufacturing costs of our modems despite competitive pressures that have caused us to reduce our selling prices. We expect downward pressure on the prices of our products to continue. In order for us to compete effectively in the sale of modems, we will need to reduce our prices, and the underlying costs, of our modems. As long as Sharp is the only manufacturing source of our modems, our ability to reduce the manufacturing costs of our modems may be limited.

     We are dependent upon certain key suppliers for a number of the components for our 64QAM products. For example, we have only one vendor, BroadCom Corporation, for the 64QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom, which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products and has indicated that they might stop supplying these components to us, although it has not yet done so. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

     WE ARE IN AN INTENSELY COMPETITIVE MARKET, AND WE COMPETE WITH MUCH LARGER COMPANIES.

     Our market is intensely competitive, and we expect even more competition in the future. The principal competitive factors in this market include:

- product performance and features including both downstream and upstream transmission capabilities,

- reliability and stability of operation,

- breadth of product line,

- sales and distribution capability,

- technical support and service,

- relationships with cable and broadband wireless system operators and ISPs,

- meeting standards compliance and

- general industry and economic conditions.

     While we believe our products and services are competitive with or superior to those of our competitors, we have been hampered by a lack of resources, by disruptions resulting from management and personnel changes, by uncertainties caused by our financial reporting difficulties referred to at the beginning of this report, and by our competitors having established relationships with principal cable companies, wireless operators, and ISPs, including @Home. Although our products have been particularly well received in the broadband wireless market, financial difficulties among our wireless customers have limited our sales to and collections from these customers until recently. In addition, conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to its competitors. There can be no assurance that we will be able to compete successfully in the future.

     In general, our competitors are producers of asymmetric cable modems and other types of cable modems and other broadband access products. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers, than we have. Many of our competitors are in a better position to withstand any significant reduction in capital spending by cable or broadband wireless system operators.

     CABLE MODEM COMPETITORS. Our competitors in the cable modem market include Cisco Systems, Com21, Terayon, Nortel Networks, Motorola, General Instrument and 3Com and its subsidiary U.S. Robotics. Other cable modem competitors include Phasecom, Scientific-Atlanta, Toshiba and Zenith Electronics, as well as a number of smaller, more specialized companies. Certain competitors have established relationships in the cable industry and with @Home, which is the ISP for a number of major cable operators, and have more experience than we have in selling two-way cable transmission products. Some of these competitors have entered into partnerships with computer networking companies and with @Home that may give such competitors greater visibility in this market. A number of competitors have already introduced or announced high speed connectivity products that are priced lower than ours, and certain other competitors are more focused on and experienced in selling and marketing two-way cable transmission products.

     Certain of our competitors have established relationships with cable system operators and telephone companies ("telcos"), and ISPs, including @Home, and, based on these relationships, may have more direct access to the decision-makers of such cable system operators and telcos. In addition, we could face potential competition from certain of our suppliers, such as Sharp, if it were to launch or license competitive modems for sale to others.

     The adoption of the DOCSIS cable standard by large cable operators has adversely affected our ability to sell to cable customers, particularly new customers. Further, our products are not compatible with headend equipment and modems of other suppliers of broadband Internet access products, including DOCSIS products, and, as a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase our products.

     WIRELESS CABLE COMPETITORS. Our principal competitors in the wireless broadband wireless market include Nortel Networks (which is active in Canada), Cisco Systems (which has proprietary products under development due to its acquisition of Clarity Wireless, Inc.), COM21 (which is attempting to adapt its proprietary cable systems for wireless), Phasecom and other vendors that may be attracted by recent investments by MCI Worldcom and Sprint in wireless operations. Stanford Telecommunications (which manufactures QPSK products) is providing wireless Internet connectivity over LMDS frequencies and has added telephone service, which is potentially attractive to new operators. Stanford Telecom is the sole supplier for certain components used in our products and has indicated that they might stop shipping these components to us. Our products have been more widely accepted in the broadband wireless market than in the cable market partly because the adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless. This belief is based on the performance of the adaptive equalizer in the modem in the presence of multiple signals, the power required from the transceiver in the return path and the probable disruption of the TDMA return path in the presence of noise or multi-path propagation. However, there can be no assurance that improvements in integrated circuit technology, transceiver output power levels or changes in the DOCSIS TDMA protocol will not allow systems developed for cable to perform effectively over wireless. One of the DOCSIS compliant vendors might also modify the DOCSIS equipment to a proprietary non-standard form to work over wireless.

     OTHER COMPETITION. Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators are in competition with satellite TV providers. In telephony networks, xDSL technology enables digitally compressed video signals to be transmitted through existing telephone lines to the home. Market acceptance of xDSL, or other wired technologies such as ISDN, or satellite technologies, such as DBS, could decrease the demand for our products. Recently, several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL service. Further, if any competing architecture or technology were to limit or halt the deployment of coaxial or HFC systems, our business could be materially adversely affected.

     To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.

     EVOLVING INDUSTRY STANDARDS, COMPETING TECHNOLOGIES AND TECHNOLOGICAL CHANGES MAY HURT OUR BUSINESS.

     Our products are not in compliance with the DOCSIS standard that has been adopted by a number of large cable operators, and this has adversely affected our ability to sell to cable customers, particularly new customers. Further, our products are not compatible with headend equipment and modems of other suppliers of broadband Internet access products, including DOCSIS products, and, as a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase our products. Our products are not in compliance with the DAVIC specifications that are supported in Europe. The emergence of these standards has hurt our business, and the adoption of other industry standards in the future could have a further adverse effect.

     There are a number of competing technologies for providing high speed internet access. Alternative high speed connectivity technologies include wired technologies such as xDSL and ISDN. As indicated in "Competition" above, several large companies have announced the formation of a group to accelerate the pace of ADSL service. To the extent that customers view these or other alternative technologies as providing faster access or greater reliability or cost-effectiveness, sales of our products would be adversely affected.

     The market for high speed Internet access products is characterized by rapidly changing technologies and short product life cycles. The rapid development of new competing technologies increases the risk that the competitiveness of our products could be adversely affected. Future advances in technology may not be beneficial to, or compatible with, our business and products, and we might not be able to respond to the advances, or our response might not be timely or cost-effective. Market acceptance of new technologies and our failure to develop and introduce new products and enhancements to keep pace with technological developments could hurt our business.

     OUR MARKET IS NEW AND DEVELOPING, AND WE MUST DEPEND UPON CABLE AND WIRELESS OPERATORS.

     The market for broadband Internet access products has only recently begun to develop and is characterized by an increasing number of market entrants and competing technologies. Our success will depend primarily on our ability to sell our cable and wireless modem systems to cable system operators and broadband system operators and on their sales of our client modems to end-users.

     In selling to cable system operators, we face a number of difficulties. Our products are not in compliance with the DOCSIS standard that has been adopted by a number of large cable operators and which is preferred by @Home, which has adversely affected our sales. Also, our products are not compatible with the headend equipment or modems of other suppliers. Many cable system operators and their customers may be reluctant to adopt and commit to a technology such as ours which has not gained wide acceptance among their industry peers. Certain of our competitors have already established relationships in the cable market and with @Home, further limiting our ability to sell products to penetrate the market. The cable industry has undergone evolution and reorganization, which has adversely affected certain of our customer relationships. Moreover, the extent to which (and the manner in which) cable system operators will commit to providing broadband Internet access remains uncertain. Cable system operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide Internet access. Cable service operators have little experience in providing Internet networks or launching, marketing and supporting Internet services, and providing such services will involve substantial capital expenditures. To the extent that cable service operators elect to provide Internet access, there is no assurance that they will choose to do so through our cable modem systems.

     We have become increasingly dependent on sales to broadband wireless system operators and distributors. Our net sales to customers in the broadband wireless industry increased from $2.4 million in 1997 to $4.7 million in 1998. The adoption of the DOCSIS standard, which has adversely affected our sales to cable system operators, has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. Many broadband wireless system companies are in the early stage of development or are in need of capital to upgrade and expand their services in order to compete effectively with cable system operators, satellite TV and telcos. The weak financial condition of many wireless customers has adversely affected our sales to these customers and their ability to pay for the products we have shipped to them. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location and the installation of an antenna at the customer premises. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. We estimate that there were only approximately 1.0 million wireless video cable customers in the United States as of March 1998. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer in the most commonly used frequency bands to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of digital TV and/or Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decisions will limit the amount of capital available for investment in deploying other services, such as Internet access. To the extent wireless operators choose to provide Internet access, there is no assurance that they will not select technologies other than our high speed modem system to do so (such as Internet plus telephony, or new equipment standards such as DOCSIS with which our products are not compatible). Moreover, broadband wireless system operators will require substantial capital to introduce and market Internet access products. There can be no assurance that broadband wireless system operators will have the capital to supply Internet services in a competitive environment. While many broadband wireless system operators are currently utilizing telephone return for upstream data transmission, we believe that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies under the new FCC two-way authorization for MMDS frequencies released in September 1998. Currently, we are attempting to refine our products so as to satisfy the two-way transmission needs of broadband wireless system operators, and our customers have six headend installations in place to do this. But, there can be no assurance that we or our customers will be successful in our efforts to make this a commercially viable alternative to two-way cable. The failure of our products to gain market acceptance would hurt our business.

     WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     A small number of customers has accounted for a large portion of our net sales, and we expect this trend to continue. Our headend equipment and modems do not operate with other companies' headend equipment or modems, and, as a result, we are typically the sole source provider to our customers. The fact that our customer base is highly concentrated increases our risk of loss as a result of the loss of any of our principal customers. In 1998, Jones Intercable was sold to Comcast and ceased purchasing our products, which adversely affected our business. There is no assurance that our other principal customers will continue as our customers. The loss of any of our principal customers would hurt our business.

     THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY AND UNCERTAIN AND OUR OPERATING RESULTS FLUCTUATE WIDELY.

     The sale of our products typically involves a great deal of time and expense. Customers usually want to engage in significant technical evaluation before making a purchase commitment. There are often delays associated with customers' internal procedures to complete the evaluation and to approve the large capital expenditures that are typically involved in purchasing our products. The sales cycle for our products has been lengthy, generally lasting three to nine months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Because our sales cycle may be long and uncertain, and because we depend on a relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

     These factors, together with the other factors referred to in this "Risk Factors" section, tend to cause our operating results to vary substantially from quarter to quarter. These fluctuations have adversely affected the prices of our Common Stock in the past and may adversely affect such prices in the future.

     WE DEPEND ON KEY PERSONNEL.

     Our success depends in significant part upon the continued services of our key technical, sales and management personnel. Any officer or employee can terminate his or her relationship with us at any time. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain key personnel. The loss of the services of one or more of our key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, operating results and financial condition. We carry a $1.5 million key-person life insurance policy on Mr. Ledbetter, our Chief Executive Officer.

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     We rely on a combination of patent, trade secret, copyrights and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. (See Item 1 "Legal Proceedings.") We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

     We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with certain of our suppliers, distributors and customers, in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps we take to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States.

     We have in the past, received, and may in the future receive, notices from third parties claiming that our products, software or asserted proprietary rights infringe the proprietary rights of third parties. We expect that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in our market grows. While we are not currently subject to any such claim, any future claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all.

     In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of resources. As indicated above we were engaged during 1998 in an infringement lawsuit that we brought against two third parties. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our products on terms that in certain respects were favorable to the defendants. (See "Patents" above and Item 1 "Legal Proceedings" below.) Nonetheless, we may find it necessary to institute further infringement litigation in the future.

     DEFECTS IN OUR PRODUCTS COULD CAUSE PRODUCT RETURNS AND PRODUCT LIABILITY.

     Products as complex as those offered by us frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in our products and there can be no assurance that errors will not be found in our current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses. They could also result in the loss of or delay in market acceptance of our products.

     GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to varying degrees of governmental, federal, state and local regulation. For instance, the jurisdiction of the FCC extends to high speed Internet access products such as ours. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Further, regulation of our customers may adversely affect our business.

     VOLATILITY OF OUR STOCK PRICE.

     Our Common Stock has been delisted from the Nasdaq National Market and has not traded on Nasdaq since mid-June 1998. Until the filing of this report, there has not been current information regarding our business and financial condition for over one year, and our previous financial statements have been restated. As a result, it is difficult to estimate based on current information what the price for our Common Stock will be if and when our stock is actively traded on a public market. In addition, the market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future.

     INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

     To date, sales of our products outside of the United States have represented an insignificant portion of our net sales. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

     RISKS RELATED TO THE YEAR 2000 ISSUE.

     BACKGROUND. The "Year 2000 Issue" refers generally to the problems that some software, including firmware embedded in the Company's products, may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     OUR READINESS PLAN. We have developed a Year 2000 readiness plan for the current versions of our products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing and contingency planning. We continue to respond to customer concerns about prior versions of our products on a case-by-case basis because we believe most products that could be affected have been withdrawn from service.

     We have largely completed our plan, except for contingency planning, with respect to the current versions of all of our products in an effort to assure that they are Year 2000 compliant. As a result of our readiness plan, substantially all of the current versions of each of our products currently offered for sale are Year 2000 compliant (with the exception of final quality assurance and customer network testing), when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. In some cases, our products require an upgrade which is either sold as a complete substitute or as a kit for in-service systems to be Year 2000 Compliant. We consider our products to be Year 2000 compliant if they have the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;
(ii) function according to the product documentation provided for this date change without changes in operation resulting from the advent of a new century, assuming correct configuration; (iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; and (iv) recognize year 2000 as a leap year.

     RISKS. Despite our testing and testing by our current customers, and any assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Also, certain prior versions of our products are not fully Year 2000 compliant and may remain in service. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. If our customers suspend or defer investments in system enhancements or new products to address Year 2000 compliance problems, our business could be materially adversely affected.

     Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because this type of litigation lacks precedent, it is uncertain whether or to what extent we may be affected by it.

     We have an ongoing program in an effort to prevent any adverse effects caused by the Year 2000 Issue with regard to our mission critical internal information systems (including the third-party software for our management information systems, networks and desktop applications, and our hardware telecommunications technology). We expect to complete this program before the end of 1999.

     COSTS. We have funded our Year 2000 efforts from operating cash. While we do not expect such costs to be material, additional costs will be incurred related to Year 2000 programs for administrative personnel to manage our readiness plans, technical support for our product engineering and customer satisfaction. Although we are not currently aware of any material operational issues or costs associated with preparing our internal information systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our information systems. We can give no assurance that other material problems and costs will not arise in connection with Year 2000 compliance or that these problems and costs will not adversely affect our business.

     CONTINGENCY PLANNING. We have not developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Were we to experience an unanticipated Year 2000 interruption, business operations could be seriously impaired for an indefinite period of time until remedial efforts could be achieved.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                             PART II.  OTHER INFORMATION

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

     In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against us, our five directors (one of whom is an officer), two former officers and one former director. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in our initial public offering, but the underwriters have since been dismissed from the cases.

     The complaints in these lawsuits claim that we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements we used in connection with our initial public offering and the financial statements we issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also allege that we and the other defendants caused these misrepresentations to be made in order to inflate the price of our stock for the initial public offering and during the class period. We and the other defendants denied the charges of wrongdoing.

     In March 1999, the parties entered into an agreement in principle to settle these lawsuits, as indicated below.

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PwC, our former independent auditors. (The underwriters in our initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that we and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

     We believe that the state and federal class action lawsuits hurt our business during the latter part of 1998, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs, contributed to our inability during the year to complete the restatement of our financial statements and adversely affected the sales of our products and services.

     In March 1999, we and the other parties to the state class action lawsuits and the federal class action lawsuits (other than PwC) reached an agreement in principle to settle the lawsuits. The agreement is subject to the parties' entering into a binding stipulation of settlement and approval by the U.S. District Court for the Northern District of California. Under the agreement in principle, (i) our insurers would pay $8.8 million on our behalf (and on behalf of the other officer and director defendants), (ii) we would issue 3.0 million shares of our Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of our Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of our Common Stock that are then outstanding), (iii) if we are acquired within nine months after March 9, 1999, the date of the agreement in principle, then, in addition to the consideration referred to in
(i) and (ii), we would pay to the plaintiffs an amount equal to 10% of the consideration received by our stockholders in the acquisition. As a result of the agreement in principle and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorney's fees and other litigation expenses that would otherwise be covered by our insurance, and we will not have insurance coverage for the attorney's fees and expenses relating to the settlement that we incur in the future.

     SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of us and unidentified individuals with respect to our financial statements and public disclosures. We have been producing documents in response to the Securities and Exchange Commission's subpoena and are cooperating with the investigation. A number of current and former officers and employees and outside directors have testified or may testify before the Securities and Exchange Commission's staff.

     PATENT LITIGATION

     In January 1998, we brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which we alleged that the defendants infringed our patents. In response to our lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that our patents are invalid and unenforceable and that in any event Com21 did not infringe them. In February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement. In January 1999, the parties entered into a settlement agreement and the actions were dismissed. Pursuant to the settlement, we granted Com21 and Celestica a nonexclusive license on our patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and we granted Com21 a right of first refusal to purchase our patents in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. We have agreed to pay our legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that we receive from our license with the defendants in the litigation (but not in excess of $3,000,000). To date, we have received virtually no royalties from the license.

     LAWSUIT FILED BY PACIFIC MONOLITHICS

     In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against us, our five directors (one of whom is an officer), a former director (who was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which we entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that we induced Pacific Monolithics to enter into the agreement by providing it with our financial statements, and by making other representations concerning our financial condition and results of operations, which were false and misleading, and further alleges that we wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of the implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and the Company had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action. The Company does not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of this litigation will have a material adverse impact on the Company's financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Form S-1 Registration Statement (SEC File No. 33-36001) related to the Company's initial public offering of Common Stock, $0.001 par value per share, was declared effective by the SEC on November 11, 1997. A total of 3,105,000 shares of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $43,470,000, which consisted of 2,836,053 shaes registered on behalf of the Company (with an aggregate registered offering price of $39,705,000) and 268,947 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $3,765,000). The offering commenced on November 12, 1997 and all 2,836,053 and 268,947 shares of Common Stock being offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by NationsBanc Montgomery Securities and UBS Securities. The offering terminated on November 12, 1997, immediately after all of the Common Stock was sold.

     The Company and the selling stockholders paid to the underwriters an underwriting discount totaling $2,779,000 and $264,000, respectively, in connection with the offering. In addition the Company reasonably estimates that it incurred additional expenses of approximately $1,184,000 in connection with the offering. Thus the net offering proceeds to the Company and the selling stockholders were approximately $35,737,000 and $3,502,000, respectively. The underwriting discount and the other offering expenses were not made directly or indirectly to any directors, officers of the Company (or their associates), or persons owning 10% or more of any class of equity Securities of the Company or to any other affiliates of the Company.

Through June 30, 1998 the net offering proceeds to the Company have been utilized as follows:


                                                Direct or indirect payments to
                                             directors, officers, general partners
                                              of the Company or their associates;
                                                to persons owning ten percent or
                                                   more of any class of equity
                                                 securities of the Company; and         Direct or indirect
 Use                                              to affiliates of the Company          payments to others
----------------------------------          ---------------------------------------    -------------------
Construction of plant,
building and facilities                                          --                                 --

Machinery and equipment                                          --                        $ 2,853,000

Purchase of real estate                                          --                                 --

Acquisition of other business(es)                                --                                 --

Repayment of indebtedness                               $ 1,371,000                          5,627,000

Working Capital                                                  --                         13,931,000

Temporary investment in
Alex Brown Investment Account
and General Bank Account                                         --                         11,955,000

Other purposes                                                   --                                 --


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:


     Exhibit No.         Description of Exhibit
     -----------               ----------------------
     27.01                   Financial Data Schedule.



(b)  Reports on Form 8-K

        On June 19, 1998, the Company reported under Item 5. "Other Events" that Coopers & Lybrand, the Company's independent accountants at that time, had notified the Company that its reports with respect to the financial statements of the Company as of December 31, 1997, and for the year then ended, and as of September 30, 1997, and for the nine months then ended, should no longer be relied upon.

                                HYBRID NETWORKS, INC.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 9, 1999                       HYBRID NETWORKS, INC.




                                          /s/ Carl S. Ledbetter
                                          ----------------------------------
                                          Carl S.  Ledbetter
                                          Chief Executive Officer


                                          /s/ Judson W. Goldsmith
                                          ----------------------------------
                                          Judson W. Goldsmith
                                          President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)