Form 10-Q
period 1998-09-30
HYBRID NETWORKS INC
filed 1999-06-14
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER:  0-23289

                              HYBRID NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    77-0252931
     ------------------------                          --------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

              6409 Guadalupe Mines Road, San Jose, California 95120
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (408) 323-6500
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes /X/    No (Such reports are filed concurrently herewith)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May 28, 1998:        10,517,399

                              HYBRID NETWORKS, INC.
                                      INDEX

                                                                       PAGE NO.
                                                                      ----------
PART I.  CONDENSED FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Condensed Balance Sheets as of  September 30, 1998
             and December 31, 1997  (unaudited)                              3

           Condensed Statements of Operations for the Three Months
             and Nine Months Ended September 30, 1998
             and 1997 (unaudited)                                            4

           Condensed Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997 (unaudited)                   5

           Notes to Unaudited Financial Statements                           6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                  11

  ITEM 3.  QUANTITATIVE AND QUALITATIVE
             DISCLOSURES ABOUT MARKET RISK                                  25

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                26

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        28

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 29

SIGNATURES                                                                  30

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
CONDENSED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

                                                                               Sept. 30,   Dec. 31,
                                                                                  1998       1997
                                   ASSETS                                      ---------   --------
                                                                                          (restated)
Current assets:
  Cash and cash equivalents                                                    $   7,450  $  26,158
  Restricted cash                                                                    511          -
  Short-term investments                                                               -        985
  Accounts receivable, net of allowance for doubtful accounts
    of $150 in 1998 and $0 in 1997                                                 1,353      1,128
  Inventories                                                                      5,847      6,270
  Prepaid expenses and other current assets                                          268        362
                                                                               ---------  ---------
      Total current assets                                                        15,429     34,903
Property and equipment, net                                                        4,981      1,808
Intangibles and other assets                                                         531      2,354
                                                                               ---------  ---------
      Total assets                                                             $  20,941  $  39,065
                                                                               ---------  ---------
                                                                               ---------  ---------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible debenture                                                        $   5,500  $   5,500
  Current portion of capital lease obligations                                       440        410
  Accounts payable                                                                 1,451      2,285
  Accrued liabilities                                                              4,298      2,913
                                                                               ---------  ---------
      Total current liabilities                                                   11,689     11,108
Capital lease obligations, less current portion                                      475        618
Other long-term liabilities                                                           34         36
                                                                               ---------  ---------
      Total liabilities                                                           12,198     11,762
                                                                               ---------  ---------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: no shares in 1998 or 1997                                 -           -
  Common stock, $.001 par value:
    Authorized: 100,000 shares;
    Issued and outstanding: 10,440 shares in 1998 and
      10,345 shares in 1997                                                           10         10
  Additional paid-in capital                                                      66,227     66,145
  Unrealized gain on available-for-sale securities                                     -         92
  Accumulated deficit                                                            (57,494)   (38,944)
                                                                               ---------  ---------
      Total stockholders' equity                                                   8,743     27,303
                                                                               ---------  ---------
      Total liabilities and stockholders' equity                               $  20,941  $  39,065
                                                                               ---------  ---------
                                                                               ---------  ---------

                The accompanying notes are an integral part of these
                          condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

                                                            Three Months Ended       Nine Months Ended
                                                              September 30,            September 30,
                                                          ----------------------  ----------------------
                                                             1998        1997        1998        1997
                                                          ----------  ----------  ----------  ----------
                                                                      (restated)              (restated)
Net sales                                                 $    4,202  $    1,682  $    9,151  $    2,577
Cost of sales                                                  4,479       2,906      10,547       6,413
                                                          ----------  ----------  ----------  ----------
Gross loss                                                      (277)     (1,224)     (1,396)     (3,836)
                                                          ----------  ----------  ----------  ----------
Operating expenses:
 Research and development                                      1,674       1,776       7,507       5,223
 Sales and marketing                                             966         953       2,856       3,284
 General and administrative                                    4,044         728       6,868       1,844
                                                          ----------  ----------  ----------  ----------
  Total operating expenses                                     6,684       3,457      17,231      10,351
                                                          ----------  ----------  ----------  ----------
   Loss from operations                                       (6,961)     (4,681)    (18,627)    (14,187)
Interest income and other expenses, net                           86          48         744         183
Interest expense                                                (208)       (220)       (667)       (379)
                                                          ----------  ----------  ----------  ----------
   NET LOSS                                                   (7,083)     (4,853)    (18,550)    (14,383)

 Other Comprehensive loss:
   Reclassification of gain included in net loss                   -           -         (92)          -
                                                          ----------  ----------  ----------  ----------
   Total Comprehensive loss                               $   (7,083) $   (4,853) $  (18,642) $  (14,383)
                                                          ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------

Basic and diluted loss per share                          $    (0.68) $    (1.88) $    (1.78) $    (5.60)
                                                          ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------

Shares used in basic and diluted per share calculation        10,430       2,588      10,394       2,567
                                                          ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------

                The accompanying notes are an integral part of these
                          condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     --------------------
                                                                                       1998       1997
                                                                                     ---------  ---------
Cash flows from operating activities:
 Net loss                                                                            $ (18,550) $ (14,383)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          1,485        486
  Provision for doubtful accounts                                                          150          -
  Provision for excess and obsolete inventory                                                -      1,846
  Common stock issued for services rendered                                                  -        121
  Write off technology license                                                           1,283          -
  Change in assets and liabilities:
   Restricted cash                                                                        (511)         -
   Accounts receivable                                                                    (375)       529
   Inventories                                                                             423     (4,566)
   Prepaid expenses and other assets                                                         9       (482)
   Accounts payable                                                                       (834)       287
   Accrued liabilities and other                                                         1,383      1,240
                                                                                     ---------  ---------
   Net cash used in operating activities                                               (15,537)   (14,922)
                                                                                     ---------  ---------
 Cash flows from investing activities:
  Purchase of property and equipment                                                    (3,818)      (366)
  Disposal of property and equipment                                                        65          -
  Purchase of short-term investments                                                   (11,772)         -
  Proceeds from disposal of short-term investments                                      12,665          -
                                                                                     ---------  ---------
   Net cash used in investing activities                                                (2,860)      (366)
                                                                                     ---------  ---------
 Cash flows from financing activities:
  Repayment of capital lease obligations                                                  (393)      (242)
  Net proceeds from issuance of preferred stock                                              -      2,000
  Net proceeds from issuance of common stock                                                82         82
  Repurchase of common stock                                                                 -         (7)
  Proceeds from issuance of convertible subordinated note payable
   and related common stock warrants                                                         -      6,882
  Net proceeds from issuance of convertible debenture                                        -      5,000
                                                                                     ---------  ---------
   Net cash provided by (used in) financing activities                                    (311)    13,715
                                                                                     ---------  ---------
 Decrease in cash and cash equivalents                                                 (18,708)    (1,573)
 Cash and cash equivalents, beginning of period                                         26,158      6,886
                                                                                     ---------  ---------
 Cash and cash equivalents, end of period                                            $   7,450  $   5,313
                                                                                     ---------  ---------
                                                                                     ---------  ---------
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                               $     280  $     709
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                            615        379
  Income taxes paid                                                                          1          1

                The accompanying notes are an integral part of these
                          condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1998, the statements of operations for the three months and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to continue its product development and marketing plans and to fund other general operating expenses, achievement of a financially satisfactory resolution to outstanding litigation and the SEC investigation, and ultimately is dependent upon its ability to obtain sufficient customer demand to attain profitable operations. No assurance can be given that the Company will be successful in these efforts.

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

     Additionally, during 1998 the Company became aware that warrants to purchase common stock issued and outstanding in 1997 had not been properly valued resulting in an understatement of both operating expenses and interest expense. These warrants have now been properly valued and reflected in the financial statements.

    As a result of the above, the statements of operations for the nine months ended September 30, 1997 have been restated as follows:

                                                  Nine Months Ended
                                                  September 30, 1997
                                              -------------------------
                                                             Previously
                                                Restated      Reported
                                              -----------   -----------
Net sales                                     $     2,577   $     9,152

Cost of sales                                       6,413         8,214
                                              -----------   -----------
  Gross profit (loss)                              (3,836)          938
                                              -----------   -----------
Operating expenses:
 Research and development                           5,223         5,170
 Sales and marketing                                3,284         3,138
 General and administrative                         1,844         2,516
                                              -----------   -----------
  Total operating expenses                         10,351        10,824
                                              -----------   -----------
   Loss from operations                           (14,187)       (9,886)
Interest income and other
  expenses, net.                                      183           183
Interest expense                                     (379)         (379)
                                              -----------   -----------
   Net loss                                   $   (14,383)  $   (10,082)
                                              -----------   -----------
                                              -----------   -----------

Basic and diluted loss per share              $     (5.60)  $     (3.93)
                                              -----------   -----------
                                              -----------   -----------

Shares used in basic and diluted
 per share calculation                              2,567         2,567
                                              -----------   -----------
                                              -----------   -----------

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

INVENTORIES

     Inventories comprise the following:


                                                   Sept. 30,    Dec. 31,
                                                     1998         1997
                                                   ---------   ---------
Raw materials                                        $ 2,027      $2,175
Work in progress                                         704         229
Finished goods                                         3,116       3,866
                                                   ---------   ---------
                                                     $ 5,847      $6,270
                                                   ---------   ---------
                                                   ---------   ---------

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

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant Pricewaterhouse Coopers, ("PwC"), the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

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

We sell our products primarily in the United States. Our customers include broadband wireless system operators, cable system operators, ISPs, resellers and certain distributors and communications equipment resellers. Historically, a small number of customers has accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy, generally lasting three to nine months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Because our sales cycle may be long and uncertain, and because we depend on relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

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

     Due to our diminishing capital resources (See "--Liquidity and Capital Resources"), during the first quarter of 1999 we reduced our expenditures for research and development and sales and marketing. In February 1999, we implemented a reduction in force. As of April 30, 1999, the number of our full-time employees had been reduced to 32, from 87 full-time employees at December 31, 1998

RESTATEMENT OF OUR FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                         ------------------------  ------------------------
                                                             1998        1997         1998         1997
                                                         -----------  -----------  -----------  -----------
Net Sales                                                     100.0%       100.0%       100.0%       100.0%
Cost of sales                                                 106.6%       172.8%       115.2%       248.9%
                                                         -----------  -----------  -----------  -----------
  Gross margin                                                 -6.6%       -72.8%       -15.2%      -148.9%
                                                         -----------  -----------  -----------  -----------

Operating expenses
  Research and development                                     39.8%       105.6%        82.0%       202.7%
  Sales and marketing                                          23.0%        56.6%        31.2%       127.4%
  General and administrative                                   96.3%        43.3%        75.1%        71.5%
                                                         -----------  -----------  -----------  -----------
   Total operating expenses                                   159.1%       205.5%       188.3%       401.6%
                                                         -----------  -----------  -----------  -----------
    Loss from operations                                     -165.7%      -278.3%      -203.5%      -550.5%

Interest income and other expense, net                          2.0%         3.0%         8.1%         7.1%
Interest expense                                               -4.9%       -13.1%        -7.3%       -14.7%
                                                         -----------  -----------  -----------  -----------
   Net loss                                                  -168.6%      -288.4%      -202.7%      -558.1%
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------

     NET SALES. Our net sales increased by 150% to $4,202,000 for the quarter ended September 30, 1998 from $1,682,000 for the quarter ended September 30, 1997, and increased by 255% to $9,151,000 for the nine months ended September 30, 1998 from $2,577,000 for the nine months ended September 30, 1997. The increases in net sales are primarily due to increased unit shipments of the Series 2000 product line offset in part by price declines on certain products as a result of competitive pressures and volume purchase commitments. For the three months ended September 30, 1998, broadband wireless systems operators, cable system operators and ISPs accounted for 34%, 60% and 6% of net sales, respectively. During the same period in 1997, ISPs accounted for 2% of net sales, broadband wireless system operators accounted for 48% of net sales and cable system operators accounted for 50% of net sales. We had three customers that accounted for 17%, 16% and 13% of net sales during the three months ended September 30, 1998. We had three customers that accounted for 26%, 20% and 14% of net sales for the comparable period in 1997.

     GROSS MARGIN. Gross margin was a negative 6.6% and a negative 72.8% of net sales for the quarters ended September 30, 1998 and 1997, respectively. For the nine months of 1998 and 1997, gross margin was a negative 15.2% and a negative 148.9% of net sales, respectively. . The increase in gross margin was due to a decrease in the provision for excess and obsolete inventory in 1998, as well as increased unit shipments resulting in better utilization of fixed costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of its existing products. Research and development expenses decreased 6% to $1,674,000 for the quarter ended
September 30, 1998 from $1,776,000 for the quarter ended September 30, 1997, and increased 44% to $7,507,000 for the nine months ended September 30, 1998 from $5,223,000 for the nine months ended September 30, 1997. Research and development expenses as a percentage of net sales were 39.8% and 105.6% for the third quarters of 1998 and 1997, respectively, and were 82.0% and 202.7% for the first nine months of 1998 and 1997, respectively Research and development expenses grew in absolute dollars as a result of increased staffing and associated engineering costs related to new and existing product development.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses increased 1% to $966,000 for the quarter ended September 30, 1998 from $953,000 for the quarter ended September 30, 1997, and decreased 13% to $2,856,000 for the nine months ended September 30, 1998 from $3,284,000 for the nine months ended September 30, 1997. Sales and marketing expenses as a percentage of net sales were 23.0% and 56.6% for the third quarters of 1998 and 1997, respectively, and were 31.2% and 127.4% for the first nine months of 1998 and 1997, respectively. The decrease in sales and marketing expenses in absolute dollars for the first nine months of 1998 as compared to the same period of 1997 was principally due to lower trade show, promotion and outside service costs. The decrease in sales and marketing expenses was partially offset by increased headcount and related payroll costs and, increased commissions as a result of higher net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses increased 455% to $4,044,000 for the quarter ended September 30, 1998 from $728,000 for the quarter ended September 30, 1997, and increased 272% to $6,868,000 for the nine months ended September 30, 1998 from $1,844,000 for the nine months ended September 30, 1997. General and administrative expenses as a percentage of net sales were 96.3% and 43.3% for the third quarters of 1998 and 1997, respectively, and were 75.1% and 71.5% for the first nine months of 1998 and 1997, respectively. The increase in absolute dollars was due to increased headcount and related payroll costs, increased legal costs to support the Company's patent program and higher outside service costs.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. The Company incurred net interest expense of $122,000 and earned net interest income of $77,000 during the three months and nine months ended September 30, 1998, respectively. The Company incurred net interest expense of $172,000 and $196,000 during the three months and nine months ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through a combination of debt, equity and equipment lease financing. As of September 30, 1998, the Company had working capital of $3,740,000, including $7,450,000 in cash and cash equivalents, as compared to working capital of $23,795,000 and $27,143,000 in cash, cash equivalents and short-term investments as of December 31, 1997. This $19,693,000 decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 1998 resulted from the use of cash in operating activities, investing activities and financing activities discussed below.

     Cash used in operating activities during the nine months ended
September 30, 1998 was $15,537,000, resulting primarily from the net loss of $18,550,000. Noncash charges for depreciation and amortization, provision for doubtful accounts and obsolete inventory, and write-off of technology totaling $2,918,000. Cash used in operating activities during the nine months ended September 30, 1997 was $14,922,000, resulting primarily from the net loss of $14,383,000.

     Cash used in investing activities during the nine months ended
September 30, 1998 was $2,860,000, resulting primarily from purchases of property and equipment of $3,818,000 partially offset by net proceeds from short-term investments of $893,000 and proceeds from the sale of property and equipment of $65,000. During the nine months ended September 30, 1998, capital expenditures for property and equipment were primarily for leasehold improvements in connection with new subleased headquarters. Cash used in investing activities during the nine months ended September 30, 1997 was $366,000, resulting from purchases of property and equipment. We have funded and expect to continue to fund a substantial portion of its property and equipment expenditures from a variety of sources including direct vendor leasing programs and third party commercial leasing arrangements.

     Cash used in financing activities during the nine months ended
September 30, 1998 was $311,000, attributable primarily to payment of capital lease obligations partially offset by net proceeds from issuance of common stock. Cash provided by financing activities for the nine months ended September 30, 1997 was primarily the result of proceeds from issuance of the convertible debenture, issuance of convertible subordinated notes payable and the issuance of preferred stock.

     At March 31, 1999, our only source of liquidity consisted of cash and cash equivalents of $2,837,000. We had no available line of credit or other source of borrowings or financing. As indicated above, we were (and are) not in compliance with certain terms of the $5.5 Million Debenture and, as a result, the holder of the debenture has the right to declare a default under the debenture at any time. Our obligations under the $5.5 Million Debenture are collateralized by a security interest in substantially all our assets. We will need to raise additional capital promptly in order to offset our expected future operating losses.

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

     WE WILL NEED ADDITIONAL CAPITAL SOON TO CONTINUE IN BUSINESS.

     Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources are now largely depleted. We are not in compliance with certain terms of the $5.5 Million Debenture, and, as a result, the holder of the debenture may declare a default under the debenture at any time. We currently do not have the capital resources to make such payment. Should we fail to make payment on demand, the debenture holder may elect, subject to certain restrictions and limitations, to exercise its security interest in all our assets, which may involve the seizure and sale of our assets. In addition to meeting our obligations under the debenture, we need to raise additional capital in order to continue in operation. Our ability to raise additional capital has been limited by a number of factors, including (i) our noncompliance with certain terms of the $5.5 Million Debenture, (ii) our not having audited financial statements for 1997 or 1998 or a quarterly report for the first quarter of 1999, (iii) our Common Stock being delisted from the Nasdaq National Market and not traded on any other public market (except for a small number of sales on the Pink Sheets which have occurred without our consent), (iv) the state and federal class action litigation and the Securities and

Exchange Commission investigation that are pending against us (although we have agreed in principle to settle the class action litigation, that agreement is not yet final), (v) uncertainty which the foregoing has caused regarding our financial condition and results of operations, (vi) the adverse effect which the foregoing has had on sales to our customers, (vii) the disruption in our management and our employees caused by the foregoing, including the substantial reduction in force we implemented in February 1999, (viii) our history of heavy losses and (ix) the other risk factors referred to herein. We can give no assurance that, within a short period of time, we will be able to raise the additional capital we need or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

     IT IS NOT CLEAR THAT WE WILL BE ABLE TO RECOVER FROM THE ADVERSE EFFECTS OF HAVING TO RESTATE OUR FINANCIAL STATEMENTS.

     The adverse effects of having to restate our financial statements have been severe, and there can be no assurance that we will not suffer additional adverse consequences in the future. The restatement and related issues have resulted in the resignation of two successive audit firms that were hired by us, in our continuing for 12 months as a public company without having audited financial statements, in the multiple class action lawsuits, the Securities and Exchange Commission and the Pacific Monolithics litigation referred to in Item 1 "Legal Proceedings" above and in the other adverse consequences referred to in the preceding paragraph. We do not know whether additional litigation will arise in the future, or whether other adverse developments will result, from the difficulties we have encountered in connection with our financial statements.

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

     WE FACE LITIGATION RISKS.

     As indicated in Item 1 "Legal Proceedings," there are a number of lawsuits pending against us. The principal lawsuits are the class action lawsuits referred to therein. Although we have reached an agreement in principle to settle these lawsuits, the agreement is subject to the parties entering into a binding stipulation of settlement, which has not yet occurred, and upon the subsequent approval of the settlement by the court in a hearing at which any persons opposing the settlement will have an opportunity to be heard. If the settlement is not consummated, we could be subjected to lengthy, expensive and potentially damaging class action litigation.

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

     We are dependent upon certain key suppliers for a number of the components for our 64-quadrature amplitude modulation ("64-QAM") products. For example, we have only one vendor, BroadCom Corporation, for the 64QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom, which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products and has indicated that they might stop supplying these components to us, although it has not yet done so. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

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

     We have become increasingly dependent on sales to broadband wireless system operators and distributors. Our net sales to customers in the broadband wireless industry increased from $2.4 million in 1997 to $4.7 million in 1998. The adoption of the DOCSIS standard, which has adversely affected our sales to cable system operators, has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. Many broadband wireless system companies are in the early stage of development or are in need of capital to upgrade and expand their services in order to compete effectively with cable system operators, satellite TV and telcos. The weak financial condition of many wireless customers has adversely affected our sales to these customers and their ability to pay for the products we have shipped to them. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location and the installation of an antenna at the customer premises. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. We estimate that there were only approximately 1.0 million wireless video cable customers in the United States as of March 1999. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer in the most commonly used frequency bands to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of digital TV and/or Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decisions will limit the amount of capital available for investment in deploying other services, such as Internet access. To the extent wireless operators choose to provide Internet access, there is no assurance that they will not select technologies other than our high speed modem system to do so (such as Internet plus telephony, or new equipment standards such as DOCSIS with which our products are not compatible). Moreover, broadband wireless system operators will require substantial capital to introduce and market Internet access products. There can be no assurance that broadband wireless system operators will have the capital to supply Internet services in a competitive environment. While many broadband wireless system operators are currently utilizing telephone return for upstream data transmission, we believe that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies under the new FCC two-way authorization for MMDS frequencies released in September 1998. Currently, we are attempting to refine our products so as to satisfy the two-way transmission needs of broadband wireless system operators, and our customers have six headend installations in place to do this. But, there can be no assurance that we or our customers will be successful in our efforts to make this a commercially viable alternative to two-way cable. The failure of our products to gain market acceptance would hurt our business.

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

Through September 30, 1998 the net offering proceeds to the Company have been utilized as follows:


                                      Direct or indirect payments to
                                   directors, officers, general partners
                                    of the Company or their associates;
                                     to persons owning ten percent or
                                        more of any class of equity
                                       securities of the Company; and        Direct or indirect
    Use                                 to affiliates of the Company         payments to others
-----------                                    ---------------                 --------------
Construction of plant,
building and facilities                                     --                             --

Machinery and equipment                                     --                     $3,726,000

Purchase of real estate                                     --                             --

Acquisition of other business(es)                           --                             --

Repayment of indebtedness                           $1,371,000                      5,627,000

Working Capital                                             --                     17,118,000

Temporary investment (specify)
Alex Brown Investment Account
and General Bank Account                                    --                      7,895,000

Other purposes (specify)                                    --                             --

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:


     Exhibit No.         Description of Exhibit
     -----------         ----------------------
         27.01           Financial Data Schedule

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Company during the third quarter of 1998:

     1. On July 16, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" and Item 7. "Exhibits" that PricewaterhouseCoopers LLP (successor entity to Coopers & Lybrand) had resigned as the independent accountants of Hybrid Networks, Inc.

     2. On August 17, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" that the Company had engaged Arthur Anderson LLP as the Company's independent accountants to audit the financial statements of the Company as of December 31, 1997 and for the year then ended and to act as the Company's independent accountants on a continuing basis.

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