Form 10-K
period 1998-12-31
HYBRID NETWORKS INC
filed 1999-06-14
CIK 900091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Year Ended December 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to_________.

                         COMMISSION FILE NUMBER: 0-23289

                              HYBRID NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     77-0252931
(STATE OF OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

              6409 Guadalupe Mines Road San Jose, California, 95120
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 323-6500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes /X/ No / / (Such reports are filed concurrently herewith.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

     As of May 28, 1999, there were outstanding 10,517,399 shares of the Registrant's Common Stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, based on the average bid and ask prices of such stock as of such date on the pink sheets (although the Registrant disclaims that such prices accurately reflect the fair market value of such stock), was approximately $15,770,432. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

                              HYBRID NETWORKS, INC.
                           Annual Report on Form 10-K
                   For the fiscal year ended December 31, 1998


                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
PART I
  ITEM 1       Business                                                                           4
  ITEM 2       Properties                                                                        12
  ITEM 3       Legal Proceedings                                                                 12
  ITEM 4       Submission of Matters to a Vote of Security Holders                               14

PART II
  ITEM 5       Market for the Registrants Common Equity and Related
                  Stockholder Matters                                                            15
  ITEM 6       Selected Financial Data                                                           17
  ITEM 7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            18
  ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk                        35
  ITEM 8       Financial Statements and Supplementary Data                                       36
  ITEM 9       Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       62

PART III
  ITEM 10      Directors and Executive Officers of the Company                                   63
  ITEM 11      Executive Compensation                                                            66
  ITEM 12.     Security Ownership of Certain Beneficial Owners and Management                    69
  ITEM 13      Certain Relationships and Related Transactions                                    70
  ITEM 14      Exhibits, Financial Statements Schedules and Reports on
                  Form 8-K                                                                       71

Signatures                                                                                       74
Exhibits

     As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I

     THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN EVENTS MAY OCCUR OR CERTAIN TRENDS MAY CONTINUE. OTHER FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE DEVELOPMENT OF PRODUCTS OR TECHNOLOGIES, MATTERS RELATING TO OUR PROPRIETARY RIGHTS, YEAR 2000 COMPLIANCE, FACILITIES NEEDS, OUR LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS ABOUT FUTURE MATTERS. ALL THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD NOT RELY TOO HEAVILY ON THESE STATEMENTS; ALTHOUGH THEY REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THEY INVOLVE FUTURE EVENTS THAT MIGHT NOT OCCUR. WE CAN ONLY BASE SUCH STATEMENTS ON FACTS AND FACTORS THAT WE CURRENTLY KNOW. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

     RESTATEMENT OF OUR FINANCIAL STATEMENTS

     On May 18, 1998 and June 1, 1998, we were engaged with our independent accountants, Coopers & Lybrand LLP (which later became PricewaterhouseCoopers LLP and is referred to herein as "PwC"), in a review of our financial statements for 1997 and the first quarter of 1998. On June 18, 1998, we announced that PwC had notified us that its audit reports on our 1997 financial statements should no longer be relied upon and that we were continuing our review of financial statements. On July 9, 1998, PwC resigned as our independent accountants, stating that it believed our 1997 financial statements should be restated but that, although there had been no disagreements between PwC and us on any matter of our accounting principles or practices, financial statement disclosure or auditing procedure, PwC would not continue as our independent accountants to address the restatement.

     In August 1998, we retained Arthur Andersen LLP ("AA") as our independent accountants. After extensive work in connection with our 1997 financial statements, AA resigned as our independent accountants on November 24, 1998. AA informed us that, in AA's view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion on our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our 1997 financial statements. AA also stated that during the course of its work, it had reached the conclusion that it needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and that, while AA did not complete its audit, it concluded that our 1997 financial statements were materially misstated. AA confirmed that there had been no disagreements between AA and us on any matter of our accounting principles and practices, financial statement disclosure or auditing procedure.

     In December 1998, we engaged Hein + Associates LLP ("Hein") as our independent accountants. During the review of our financial statements in conjunction with Hein (and, earlier, with PwC and AA), we became aware of errors and irregularities that caused our financial statements for 1997 and the first quarter of 1998 to be misstated, particularly with respect to the timing and amount of our sales in 1997 and the first quarter of 1998. We also concluded that the financial effects of warrants issued by us in 1997 had not been properly reflected in our financial statements. Our financial statements for 1997 and the first quarter of 1998 have been restated to correct these errors. As indicated in Note 1 to the financial statements in Item 8 of this report, as a result of the restatement net sales for 1997 were reduced from $14,270,000 to $4,120,000 (resulting in gross loss of $4,799,000 rather than gross profit of $2,012,000), net loss increased from $13,590,000 to $21,602,000 and accumulated deficit increased from $30,932,000 to $38,944,000. Our basic and diluted loss per share increased from $3.84 to $6.10. For additional information regarding the restatement, see Note 1 to the financial statements in Item 8 of this report.

     In June 1999, Hein completed its audit of our 1997 and 1998 financial statements. Those financial statements, and Hein's audit report on them are included in this report (The financial statements included in Item 8 of this report are referred to as the "Financial Statements").

     Our inability to issue audited financial statements during the last 12 months has had serious consequences for our business. As a result, the Nasdaq National Market suspended trading in our Common Stock from June 18, 1998 to December 1, 1998, at which time our Common Stock was delisted from the Nasdaq National Market. Primarily due to our announcements regarding the need to restate our financial statements, a number of class action litigations were brought in June, July and August 1998, and the Securities and Exchange Commission initiated a formal investigation in October 1998. We believe these actions hurt our business during the latter part of 1998, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs, contributed to our inability to complete the restatement of our financial statements during 1998 and adversely affected the sales of our products and services.

ITEM 1.  BUSINESS

OVERVIEW

     We are a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high-speed broadband access to the Internet and corporate intranets for both businesses and consumers. Our products remove the bottleneck over the local connection to the end-user which causes slow response time for those accessing bandwidth-intensive information. Customers include broadband wireless system operators, cable system operators, internet service providers ("ISPs"), resellers and other companies that provide broadband networking solutions or services to business and residential users. Our Series 2000 product line consists of headend routers, wireless or cable modems and management software for use with either cable TV or wireless transmission facilities. Because a majority of wireless and cable transmission facilities are not capable of two-way transmissions, the Series 2000 has been designed to utilize a variety of return paths, including the public switched telephone network. The Series 2000 is capable of supporting a combination of speeds, media and protocols in a single wireless or cable system, providing system operators with flexible, scalable and upgradeable solutions that allow them to offer cost-effective broadband access to their subscribers.

PRODUCTS, TECHNOLOGY AND SERVICES

     Our Series 2000 product line provides broadband wireless system operators, cable system operators, ISPs and other businesses with a cost-effective, high speed Internet and intranet access solution. Our products include headend routers, wireless and cable modems and management software for use with either wireless transmission facilities or cable TV transmission facilities. Our headend products are used by broadband wireless system operators, cable system operators and other customers to transmit and receive data across networks and to manage networks and modems. Our client modems are used by subscribers of our customers and can be used as single-user devices or in multi-user local area networks. Our products incorporate proprietary technology that enables the same system to be deployed in either broadband wireless or cable systems. Additionally, our products support both one-way downstream transmission accompanied by upstream transmission via a telephone modem or return router or two-way wireless or cable transmission using a wireless channel or cable channel.

     PRODUCTS

     The following table outlines the primary components of the Company's Series 2000:

--------------------------------------------------------------------------------------------------------------------------
HEADEND EQUIPMENT (1)(2)                                         PRODUCT DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------
CyberManager 2000 (CMG-2000)                                     Workstation with proprietary Hybrid software that
                                                                 provides subscriber and network management
--------------------------------------------------------------------------------------------------------------------------
CyberMaster Downstream Router (CMD-2000)                         High speed downstream RF router that supports up to
                                                                 60 Mbps aggregate throughput in 12 MHz of spectrum.
--------------------------------------------------------------------------------------------------------------------------
CyberMaster Upstream Router QPSK Return                          Upstream receiver and demodulator for two-way
(CMU 2000-14C and QDC-030-2)                                     QPSK configuration
--------------------------------------------------------------------------------------------------------------------------
END-USER EQUIPMENT (1)(3)
--------------------------------------------------------------------------------------------------------------------------
Multi-User Modem/Router (CCM-201, CCM-202)                       Client modem and router that can be used in either
                         CCM-231)                                wireless or cable systems. Supports up to 20 users.
--------------------------------------------------------------------------------------------------------------------------
Single-User Modem (N-201, N202)                                  Similar to CCM-201, CCM-202 and CCM-231 but
                   N-231)                                        restricted to a single user.
--------------------------------------------------------------------------------------------------------------------------

(1)  All products are available for use with wireless or cable systems.
(2) Headend equipment typically ranges in price from $40,000 to $90,000 for a single system.
(3) Modem list prices range from approximately $320 to $480 depending on features.

     HEADEND EQUIPMENT

     CYBERMANAGER 2000. The CyberManager 2000 ("CMG-2000") is our proprietary subscriber and network management workstation built on a Sun Microsystems Sparc 5. Running Hybrid software, the CMG-2000 operates as the system administrator interface to the upstream and downstream routers and other supported third party headend equipment. The CMG-2000 has a 10/100BaseT (Ethernet) interface to connect to a fast Ethernet switch in the headend. Currently, the CMG-2000 supports up to 5,000 modems.

     CYBERMASTER DOWNSTREAM ROUTER. The CyberMaster Downstream Router ("CMD-2000") is our rack-mounted, Pentium based, PCI/ISA bus industrial microcomputer. It supports Hybrid's proprietary SIF and QAM cards, which are used for downstream routing and for 64-quadrature amplitude modulation ("64-QAM") downstream modulation. The CMD-2000 has a 10/100BaseT interface to connect to a fast Ethernet switch within the headend. The CMD-2000 supports up to six independent 10 Mbps downstream channels normally feeding two TV channels or transmitters. Each 10 Mbps channel occupies 2 MHz of either wireless or cable spectrum.

     CYBERMASTER UPSTREAM ROUTER QPSK RETURN. The Cybermaster upstream router is our rack mounted, Pentium based, PCI/ISA bus industrial microcomputer. The product houses dual quadrature phase-shift keying ("QPSK") receiver cards which demodulate upstream QPSK signals. The CMU-2000-14C has a 10/100BaseT interface to connect to a fast Ethernet switch at the headend. The CMU supports up to 28 upstream ports each with a 256 Kbits per second (Kbps) to 5 Mbits per second (Mbps) data rate. It is usually configured to support up to 2,400 wireless or cable modem subscribers.

     END-USER EQUIPMENT

     MULTI-USER MODEM/ROUTER. The Multi-User Modem/Router supports 10 Mbps, 64-QAM downstream data transmission on both wireless and cable systems and upstream transmission via phone modem, router or wireless or cable return. The router includes the CCM-201, a phone return with external modem, the CCM-202 phone return with internal modem, and the CCM-231, for phone, wireless or cable. Each CCM-201 includes routing capability to support up to 20 networked devices (PC, Macintosh or workstation). The CCM-201 has a number of security features including system authentication and user ID.

     SINGLE-USER MODEM. The Single-User Modems are similar to the Multi-User Modem/Routers (CCM-201, CCM-202 and CCM231, respectively) but support only one client device which can be a PC, Macintosh or workstation.

     All modems are available in a version which supports DES encryption.

     TECHNOLOGY

     The Series 2000 product line is a proprietary, integrated broadband access system. The Series 2000 is media independent, allowing the same system components to be deployed in either wireless or cable systems. It utilizes proprietary asymmetric networking technology that allows for optimal use of available frequencies. The Series 2000 supports both asymmetric two-way transmission on a wireless or cable system and asymmetric telephone- or router-return on either a broadband wireless or cable system using the same wireless transmitter or downstream TV channel. Our proprietary sub-channelization technology splits a standard 6 MHz channel into three 2 MHz slices for downstream transmission, providing greater flexibility and minimizing the effects of multipath interference in wireless systems. By providing 2 MHz sub-channelization, our products are also positioned to serve the new WCS frequencies, which are 5 MHz wide. The Series 2000 provides for downstream transmission over wired cable in the interference prone "rolloff" channels that are unsuitable for video broadcast, preserving scarce channels for the cable system operator. The Series 2000 is expandable from an entry-level system to large systems that serve more than 5,000 modems.

     SERVICES

     Our product support services include consulting, systems engineering, systems integration, installation, training and technical support. Network operations engineers, who combine radio frequency and TCP/IP networking expertise, provide network consulting to support the sales force, assisting sales representatives and customers in defining the specifications for the system to be installed. Our network operations group also works with the customer during site preparation to aid in systems engineering, system integration, installation and acceptance testing to ensure a successful system start-up. Each customer is required to enroll, for a fee, at least one person in our one-week training course; enrollment for multiple employees from the customer organization is encouraged and supported with a discounted fee schedule. These training courses are tailored to specific implementations of our products and cover the installation, operation and maintenance of our headend and client modem products in a network operating environment. We typically provide a one-year warranty on our hardware products that includes factory and on-site repair service as needed. Customer support also includes telephone support, maintenance releases and technical bulletins covering all of our software and firmware products that contain application code. We provide support after expiration of the warranty period as a purchase option, including on-site field support.

CUSTOMERS

     Our customers include broadband wireless system operators, cable system operators, ISPs, resellers and other businesses. A small number of customers has accounted for a large portion of our net sales. In 1998, RCN Corporation and Knology Holdings, Inc. accounted for 25% and 13% of our net sales. In 1997, RCN

Corporation and Jones Intercable accounted for 13% and 12% of our net sales. In 1996, AT&T Corporation and Intel Corporation accounted for 41% and 21% of our net sales. During 1998, 58% of our net sales were attributable to cable system applications and the balance to broadband wireless applications.

     A number of cable operators have adopted a standard for products used in transmitting data over cable systems called Data Over Cable System Interface Specification ("DOCSIS"). Our products do not meet this standard, and the adoption of the standard by cable operators has adversely affected our sales to cable customers and is likely to continue to do so in the future.

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products in the United States through our own field sales force and sales support organization. We also sell our products through distributors, VARs and OEMs. We have field sales offices in Atlanta, Georgia and Tinton Falls, New Jersey.

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

     We have a limited backlog of orders. We believe this is not necessarily an indication of our future sales, because our customers typically demand prompt delivery after placing an order and because most of our orders are booked and shipped in the same quarter.

     Our marketing efforts are targeted at broadband wireless system operators, cable system operators, local and long-distance telephone service companies (LECs and IXCs) and existing ISPs. In the past, we devoted considerable time and effort to educating potential customers on the business opportunity of providing high speed Internet and intranet access (through white papers, prototype customer business models, industry speaking engagements, product and system demonstrations and direct customer presentations). We have tried to maintain an industry presence by exhibiting at industry tradeshows and speaking at conferences and seminars. During the latter part of 1998, constraints in our financial resources have limited our sales and marketing efforts. By the end of the year, our principal focus has been on supplying and supporting our existing customers.

     The market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. If we are unable to continue to reduce costs, our profitability will be adversely affected. Our profitability is also affected by the sales mix of headends and modems. Our single user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headend routers. Due to current customer demand, we anticipate that the sales mix of modems will be weighted toward lower-margin single-user modems in the foreseeable future. As a result, gross margins, and our business, could be adversely affected.

     In order to market and sell our products internationally, we had entered into several distribution relationships. European interest in the DOCSIS standard has adversely affected our distribution arrangements. We had no international sales in 1998.

MANUFACTURING

     Our manufacturing strategy is to perform system integration, testing and quality inspection internally and to outsource the manufacturing of the product modules to third parties. We maintain a limited in-house manufacturing capability for performing system integration and testing on headend products and for manufacturing small quantities of modems at our headquarters in San Jose. During 1998, we used our in-house manufacturing capability largely for (i) pilot production of new modem designs, (ii) configuration changes to adjust inventory to customer volume requirements for various models and (iii) sample testing of products received from volume modem manufacturers.

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

     We have subcontractors for the standard components and subassemblies for our products. Standard components include the Sun Microsystems Sparc 5 workstation and its Sun Operating System (OS); and Intel's Ethernet cards and Pentium-based PCI processor cards. Our CyberManager 2000 Router is built on the Sparc 5/Sun OS platform by installing our proprietary network subscriber and network management software, HybridWare. Our CyberMaster Downstream Router ("CMD") and CyberMaster Upstream Router ("CMU") are built on Intel's Pentium-based PCI/ISA-based computer cards installed in standard rack-mounted backplanes from Industrial Computer Source that are configured to our specifications. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

     We are dependent upon certain key suppliers for a number of the components for our 64-QAM products. For example, we have only one vendor, BroadCom Corporation, for the 64-QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom, which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products and has indicated that they might stop supplying these components to us, although it has not yet done so. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

    Our products generally carry a one-year warranty for replacement of parts. Although we have not experienced any significant product liability claims to date, we could be subjected to such claims in the future.

RESEARCH AND DEVELOPMENT

     As of December 31, 1998, our research and development staff consisted of 22 full-time employees. As of April 30, 1999, our research and development staff had been reduced to 8 full-time employees, due primarily to a reduction in workforce that we implemented in the first quarter of 1999. To supplement our research and development efforts, we have hired a consulting firm in India to work on various projects. Our agreement with the firm is to provide up to 20 engineers as consultants depending upon the project needs. In addition, we have hired consultants in California to work on various projects. Our total research and development expenses for 1998, 1997 and 1996 were $7,771,000, $7,831,000 and $5,076,000, respectively, but they have declined substantially in 1999 due to lack of resources. Our research and development during 1998 was directed primarily towards (i) increasing the performance and improving the scalability of our broadband systems and (ii) reducing the cost of our modems. We are currently enhancing our QPSK return product software in cooperation with certain of our wireless customers to improve performance as the customers introduce antenna sectorization to increase return path capacity. Developments now being tested would, if successful, increase the capacity of the manager to 20,000 modems and extend the CCM-231 multi-user modem to serve 60 computers. We are continuing our efforts to reduce the cost of manufacturing client modems significantly through design and engineering changes. There can be no assurance that we will be successful in these efforts.

     The market for high speed Internet access products is characterized by rapidly changing and competing technologies, evolving industry standards and frequent new product introductions leading to short product life cycles. There can be no assurance that we will be able to keep up with these changes.

COMPETITION

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

     While we believe our products and services are competitive with or superior to those of our competitors, we have been hampered by a lack of resources, by disruptions resulting from management and personnel changes, uncertainties caused by our financial reporting difficulties referred to at the beginning of this report and by our competitors having established relationships with principal cable companies, wireless operators, and ISPs, including @Home. Although our products have been particularly well received in the broadband wireless market, financial difficulties among our wireless customers have limited our sales to and collections from these customers. In addition, conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to our competitors. There can be no assurance that we will be able to compete successfully in the future.

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

     CABLE MODEM COMPETITORS

     Our competitors in the cable modem market include Cisco Systems, Com21, Terayon, GI, Nortel Networks, Motorola, General Instrument and 3Com and its subsidiary U.S. Robotics. Other cable modem competitors include Phasecom, Scientific-Atlanta, Toshiba and Zenith Electronics, as well as a number of smaller, more specialized companies. Certain competitors have established relationships in the cable industry and with @Home, which is the ISP for a number of major cable operators, and have more experience than we have in selling two-way cable transmission products. Some of these competitors have entered into partnerships with computer networking companies and with @Home that may give such competitors greater visibility in this market. A number of competitors have already introduced or announced high speed connectivity products that are priced lower than ours, and certain other competitors are more focused on and experienced in selling and marketing two-way cable transmission products.

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

     WIRELESS CABLE COMPETITIORS

     Our principal competitors in the wireless MMDS market include Nortel Networks (which is active in Canada), Cisco Systems (which has proprietary products under development due to its acquisition of Clarity Wireless, Inc.), COM21 (which is attempting to adapt its proprietary cable systems for wireless), Phasecom and other vendors that may be attracted by recent investments by MCI Worldcom and Sprint in wireless operations. Stanford Telecommunications (which manufactures QPSK products) is providing wireless Internet connectivity over LMDS frequencies and has added telephone service, which is potentially attractive to new operators. Stanford Telecom is the sole supplier for certain components used in our products and has indicated that they might stop shipping these components to us. Our products have been more widely accepted in the broadband wireless market than in the cable market partly because the adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless. This belief is based in part on the performance of the adaptive equalizer in the modem in the presence of multiple signals, the power required from the transceiver in the return path and the probable disruption of the TDMA return path in the presence of noise or multi-path propagation. However, there can be no assurance that improvements in integrated circuit technology, transceiver output power levels or changes in the DOCSIS TDMA protocol will not allow systems developed for cable to perform effectively over wireless. One of the DOCSIS compliant vendors might also modify the DOCSIS equipment to a proprietary non-standard form to work over wireless.

    OTHER COMPETITION

     Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators are in competition with satellite TV providers. In telephony networks, Digital Subscriber Line ("xDSL") technology enables digitally compressed video signals to be transmitted through existing telephone lines to the home. Market acceptance of xDSL, or other wired technologies such as Integrated Services Digital Network ("ISDN"), or satellite technologies such as DBS, could decrease the demand for our products. Recently, several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL ( a form of xDSL) service. Further, if any competing architecture or technology were to limit or halt the deployment of coaxial or hybrid fiber-coax ("HFC") systems, our business could be materially adversely affected.

     To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.

INTELLECTUAL PROPERTY

     PATENTS

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have received five patents from the U.S. Patent and Trademark Office: 5,586,121; 5,818,845; 5,828,655; 5,859,852;
and RE 35,774, which is a re-issuance of our earlier U.S. Pat. 5,374,304. These patents are directed to various aspects of cable and wireless modems and headend systems. In addition, the U.S. Patent and Trademark Office has issued formal notices of allowances for nine pending patent applications which are also directed to cable and wireless modems and headend systems, as well as various modulation and transmission schemes used in cable modem systems. We have other patent applications pending before the U.S. Patent and Trademark Office. We have patent applications pending in a number of foreign jurisdictions as well. We do not know whether any pending or foreign patent applications will result in the issuance of patents.

     We cannot assure you that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party (See Item 3 "Legal Proceedings"). We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

     SOFTWARE PROTECTION

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

     INFRINGEMENT

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

     In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of resources. As indicated above, we were engaged during 1998 in an infringement lawsuit that we brought against two third parties. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our products on terms that in certain respects were favorable to the defendants (See "--Patents" above and Item 3 "Legal Proceedings" below). Nonetheless, we may find it necessary to institute further infringement litigation in the future.

EMPLOYEES

     As of December 31, 1998, we had 87 full-time employees. None of our employees is represented by a collective bargaining unit with respect to his or her employment, and we have never experienced an organized work stoppage. As of April 30, 1999, the number of full- time employees had been reduced to 32, due primarily to the reduction in workforce we implemented during the first quarter of 1999. We used consultants heavily to supplement our workforce and as of April 30, 1999 we had 14 consultants in various areas.

ITEM 2.  PROPERTIES

     We currently sublease approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, California. The sublease expires in April 2004, and we have an option to extend the term of the lease through October 2009. We also lease approximately 900 square feet of office space in Tinton Falls, New Jersey and approximately 1,000 square feet of office space in Atlanta, Georgia. Both leases expire in 1999. We believe our facilities are in excess of our needs. As of May 1999, our San Jose facility was significantly underutilized, and attempts to sublease the excess space have been unsuccessful.

ITEM 3.  LEGAL PROCEEDINGS

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

     PATENT LITIGATION

     In January 1998, we brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which we alleged that the defendants infringed our patents. In response to our lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that our patents are invalid and unenforceable and that in any event Com21 did not infringe them. In February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement. In January 1999, the parties entered into a settlement agreement and the actions were dismissed. Pursuant to the settlement, we granted Com21 and Celestica a nonexclusive license on our patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and we granted Com21 a right of first refusal to purchase our patents in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). To date the Company has received virtually no royalties from the license.

SUBSEQUENT LAWSUIT:  FILED BY PACIFIC MONOLITHICS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION FOR COMMON STOCK

     Our Common Stock was traded on the Nasdaq National Market under the symbol "HYBR" during the period from our initial public offering on November 12, 1997 through June 16, 1998. The high and low closing sales prices indicted below are as reported on the Nasdaq National Market.

                                                         HIGH                LOW
                                                       --------            -------
          Fourth Quarter 1997                          $24 1/4             $9 1/4
          First Quarter 1998                           $13                 $4 1/8
          Second Quarter 1998
             (through June 16, 1998)                   $ 8                 $2 3/16

     On June 17, 1998, trading in our Common Stock was suspended by the Nasdaq National Market in response to our independent auditors, PwC, withdrawing their reports on our 1997 financial statements. The suspension continued until December 1, 1998, when our Common Stock was delisted by the Nasdaq National Market due to continuing noncompliance with listing requirements. Since December 1, 1998, our stock has been traded, without our consent or approval, in the over-the-counter market on the Pink Sheets. During December 1998, the high and low closing prices of our Common Stock on the Pink Sheets was $3/4 and $1/8, respectively. On June 1, 1999, the closing price of our Common Stock on the Pink Sheets was $2 1/8.

STOCKHOLDERS

     As of February 27, 1998, there were approximately 183 holders of record of our Common Stock

DIVIDENDS

     We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. The terms of a $5.5 million senior secured convertible debenture (the "$5.5 Million Debenture") prohibit us from paying any cash dividends for so long as the $5.5 Million Debenture remains outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

     We did not sell any of our securities within 1998 which were not registered under the Securities Act, except for the following issuances of shares of our Common Stock upon the exercise of stock options that were made under exemptions provided under Rule 701 under the Securities Act: A total of 94,968 shares of Common Stock were issued, 43,000 to former officers.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

     The Form S-1 Registration Statement (SEC File No. 333-36001) related to our initial public offering of Common Stock was declared effective by the SEC on November 11, 1997. A total of 3,105,000 shares of

Common Stock was registered with the SEC, which consisted of 2,836,053 shares registered on our behalf (with an aggregate offering price of $39,705,000) and 268,947 shares registered on behalf of certain of our stockholders (with an aggregate offering price of $3,765,000). The offering took place on November 12, 1997, and all 2,836,053 and 268,947 shares of Common Stock being offered by us and certain stockholders of ours, respectively, were sold at the offering price through a syndicate of underwriters managed by NationsBanc Montgomery Securities and UBS Securities.

     We and the selling stockholders paid to the underwriters an underwriting discount totaling $2,779,000 and $264,000, respectively, in connection with the offering. We estimate that we incurred additional expenses of approximately $1,184,000 in connection with the offering. Thus the net offering proceeds to us and the selling stockholders were approximately $35,737,000 and $3,502,000, respectively. The underwriting discount and the other offering expenses were not made directly or indirectly to any of our directors or officers (or their associates), or to persons owning 10% or more of any class of equity securities or to any other affiliates of ours.

     Through December 31, 1998 the net offering proceeds to us have been utilized as follows:

                                     Direct or indirect payments to
                                      directors, officers or their
                                      associates; to persons owning
                                       ten percent or more of any
                                     class of our equity securities;         Direct or indirect
          Use                             and to our affiliates              payments to others
-------------------------            ------------------------------          -------------------
Construction of plant,                              --                                    --
building and facilities

Purchase and installation of                        --                           $ 3,817,000
machinery and equipment

Purchase of real estate                             --                                    --

Acquisition of other business(es)                   --                                    --

Repayment of indebtedness                  $ 1,371,000                           $ 5,627,000

Working capital                                     --                           $20,960,000

Temporary investment in                             --                           $ 3,962,000
Alex. Brown Investment Account
and General Bank Account

Other purposes                                      --                                    --

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                       Year Ended December 31,

                                                --------------------------------------------------------------------
                                                     1998        1997(1)        1996          1995          1994
                                                ------------  ------------  ------------  ------------  ------------
 STATEMENT OF OPERATIONS DATA:
Net sales                                         $ 12,418      $  4,120      $  2,962     $    630      $    668
Cost of sales                                       14,046         8,899         3,130          761         1,362
                                                  --------      --------      --------     --------      --------
Gross profit                                        (1,628)       (4,779)         (168)        (131)         (694)
                                                  --------      --------      --------     --------      --------
Operating expenses:
  Research and development                           7,771         7,831         5,076        3,862         1,251
  Sales and marketing                                3,642         4,678         1,786          390           348
  General and administrative                         8,933         2,964         1,714          748           533
  Asset impairment charge                            1,250             -             -            -             -
  Write off of technology license                    1,283             -             -            -             -
                                                  --------      --------      --------     --------      --------
     Total operating expenses                       22,879        15,473         8,576        5,000         2,132
                                                  --------      --------      --------     --------      --------
        Loss from operations                       (24,507)      (20,252)       (8,744)      (5,131)       (2,826)
Interest income and other expense, net                 779           316           257          166            30
Interest expense                                      (897)       (1,666)          (28)        (304)         (101)
                                                  --------      --------      --------     --------      --------
Net loss                                          $(24,625)     $(21,602)     $ (8,515)    $ (5,269)     $ (2,897)
                                                  --------      --------      --------     --------      --------
                                                  --------      --------      --------     --------      --------

Basic and diluted net loss per share              $  (2.37)     $  (6.10)     $  (3.36)    $  (2.37)     $  (1.30)
                                                  --------      --------      --------     --------      --------
                                                  --------      --------      --------     --------      --------
Shares used in basic and diluted
  per share calculation (2)                         10,410         3,541         2,535        2,223         2,226
                                                  --------      --------      --------     --------      --------
                                                  --------      --------      --------     --------      --------

                                                                          December 31,
                                                  ------------------------------------------------------------
                                                     1998      1997(1)       1996        1995         1994
                                                  ----------  ----------  ----------  ----------  ------------
 BALANCE SHEET DATA:
 Cash, cash equivalents and
   short-term investments                          $ 3,966     $ 27,143    $  6,886    $  3,353    $  1,426
 Working capital                                      (812)      23,795       6,944       3,149       1,129
 Total assets                                       15,420       39,065      10,539       4,586       1,892
 Long-term debt                                        419          654         472         228       2,108
 Total stockholders' equity (deficit)                2,702       27,303       7,709       3,661        (708)

(1) See Note 1 of Notes to Financial Statements for information concerning the restatement of our financial statements. All financial data presented in the table above as of and for the year ended December 31, 1997 reflect such restatement.

(2) See Note 2 of Notes to Financial Statements for an explanation of the number of shares used to compute basic and diluted net loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS ITEM 7 SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 8 OF THIS REPORT ON FORM 10-K. THE DISCUSSION IN THIS ITEM 7 CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH AS STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN EVENTS MAY OCCUR OR CERTAIN TRENDS MAY CONTINUE. OTHER FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE DEVELOPMENT OF PRODUCTS OR TECHNOLOGIES, MATTERS RELATING TO OUR PROPRIETARY RIGHTS, YEAR 2000 COMPLIANCE, FACILITIES NEEDS, OUR LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS ABOUT FUTURE MATTERS. ALL THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD NOT RELY TOO HEAVILY ON THESE STATEMENTS; ALTHOUGH THEY REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THEY INVOLVE FUTURE EVENTS THAT MIGHT NOT OCCUR. WE CAN ONLY BASE SUCH STATEMENTS ON FACTS AND FACTORS THAT WE CURRENTLY KNOW. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-K.

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

     From our inception in June 1990 until September 1996, we focused on the design, development, manufacturing and market introduction of the first two generations of Hybrid's Series 1000 product line. These product generations offered 5 and 10Mbps access speeds for downstream data. In October 1996, we introduced our third generation product line, the Series 2000, which provides 30Mbps downstream access speeds. During the three years ended December 31, 1997, we sold a limited number of points of presence headend equipment ("headends") and cable modems from both product series. We expect to generate substantially all of our future sales from our Series 2000 products, enhancements to these products, new products and related support and networking services. To date, net sales include principally product sales and, to a lesser extent, support and networking services.

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

     In August 1998, we retained AA as our independent auditors. After extensive work in examining our 1997 financial statements, AA resigned as our independent auditors on November 24, 1998. AA informed us that, in its view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion on our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our 1997 financial statements. AA also stated that, during the course of its work, it had reached the conclusion that it needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and that, while AA did not complete its audit, it concluded that our 1997 financial statements were materially misstated. AA confirmed that there had been no disagreements between AA and us on any matter of our accounting principles and practices, financial statement disclosure or auditing procedure.

     In December 1998, we engaged Hein as our independent auditors. During the review of our financial statements in conjunction with Hein (and earlier with PwC and AA), we became aware of errors and irregularities that caused our financial statements for 1997 and the first quarter of 1998 to be misstated, particularly with respect to the timing and amount of our sales in 1997 and the first quarter of 1998. We also concluded that the financial effects of warrants issued by us in 1997 had not been properly reflected in our financial statements. Our financial statements for 1997 and the first quarter of 1998 have been restated to correct these errors. As indicated in Note 1 to the Financial Statements in Item 8 of this report, as a result of the restatement net sales for 1997 were reduced from $14,270,000 to $4,120,000 (resulting in gross loss of $4,799,000 rather than gross profit of $2,012,000), net loss increased from $13,590,000 to $21,602,000 and accumulated deficit increased from $30,932,000 to $38,944,000. Our basic and diluted loss per share increased from $3.84 to $6.10. For additional information regarding the restatement, see Note 1 to the Financial Statements in Item 8 of this report.

     In June 1999, Hein completed its audit of our 1997 and 1998 financial statements. Those financial statements, and Hein's audit report on them are included in the Financial Statements and the Notes thereto which appear in Item 8 of this report.

     Our inability to issue audited financial statements during the last 12 months has had serious consequences for our business. As a result, the Nasdaq National Market suspended trading in our Common Stock from June 18, 1998 to December 1, 1998, at which time our Common Stock was delisted from the Nasdaq National Market. Primarily due to our announcements regarding the need to restate our financial statements, a number of class action litigations were brought in June, July and August 1998, and the Securities and Exchange Commission initiated a formal investigation in October 1998. We believe these actions hurt our business during the latter part of 1998, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs, contributed to our inability to complete the restatement of our financial statements during 1998 and adversely affected the sales of our products and services.

     REVENUE RECOGNITION

     We normally ship our products based upon a bona fide Purchase Order and Volume Purchase Agreement. The Company generally recognizes its revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria, or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon sell through which is generally signified by receipt of payment for such transactions.

     For the Cybermanager 2000, the hardware and software sales are generally bundled with upgrades, maintenance and system support and service, and sold for a period of three years. Revenue attributed to hardware is recognized upon shipment. Revenue attributed to software is recognized over the three year maintenance, system support and service period. When a maintenance contract is sold separately, the revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from hardware and software license revenue and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

WARRANTY COSTS

     We accrue for estimated warranty costs when the related sales revenue is recognized. Our modem manufacturer, Sharp Corporation, provides a 15 month warranty on all cable modems manufactured by it. The warranty period begins on the date the modems are completely assembled. We provide a 12 month warranty on all headend equipment sold. Actual warranty costs incurred have not differed materially from those provided.

     NET LOSSES

     We incurred net losses for the years ended December 31, 1998, 1997 and 1996 of $24,625,000, $21,602,000 and $8,515,000, respectively. As a result, we had an accumulated deficit of $63,569,000 as of December 31, 1998. If we are able to raise additional capital, we would expect to increase in the future our capital expenditures, as well as our research and development and other operating expenses, in order to support and expand our operations. There can be no assurance that we will be able to raise additional capital. Whether or not we raise such capital, we expect to incur losses for the foreseeable future, although we may not be able to continue as a going concern without that additional financing.

     DEFERRED TAXES

     As of December 31, 1998, we had approximately $27.6 million in gross deferred tax assets comprised primarily of net operating loss carryforwards and capitalized research expenditures. We believe that we might not be able to realize our deferred tax assets, due to uncertainties regarding our future, our history of net losses and our lack of capital resources. In addition, the utilization of net operating loss carry forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. See Note 12 of Notes to Financial Statements.

     RESULTS OF OPERATIONS

          The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                            Year Ended December 31,
                                                  ---------------------------------------
                                                  1998           1997(1)           1996
                                                  ----           -------           ----
Net sales                                          100.0%          100.0%          100.0%
Cost of sales                                      113.1%          216.0%          105.7%
                                                   -----           -----           -----
Gross loss                                         -13.1%         -116.0%           -5.7%
                                                   -----           -----           -----
Operating expenses:
  Research and development                          62.6%          190.1%          171.4%
  Sales and marketing                               29.3%          113.5%           60.3%
  General and administrative                        71.9%           72.0%           57.8%
  Asset impairment charge                           10.1%            -               -
  Write off technology license                      10.3%            -               -
                                                   -----           -----           -----
     Total operating expenses                      184.2%          375.6%          289.5%
                                                   -----           -----           -----
       Loss from operations                       -197.3%         -491.6%         -295.2%
Interest income and other expenses, net              6.2%            7.7%            8.7%
Interest expense                                    -7.2%          -40.4%           -1.0%
                                                   -----           -----           -----
       Net loss                                   -198.3%         -524.3%         -287.5%
                                                   -----           -----           -----
                                                   -----           -----           -----

(1) See Note 1 of Notes to Financial Statements for information concerning the restatement of our financial statements. All financial data in the table above as of and for the year ended December 31, 1997 presented reflect such restatement.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

     NET SALES. Net sales for 1998 were $12,418,000, compared to net sales of $4,120,000 for 1997. The growth in net sales was primarily due to increased unit shipments of the Series 2000 product line offset in part by price declines on certain products in connection with volume purchases. In 1998, cable systems operators accounted for approximately 57% of net sales, broadband wireless systems operators accounted for 38% of net sales, with ISPs accounting for 5% of net sales. During 1997, broadband wireless system operators accounted for approximately 59% of net sales, cable system operators accounted for 39% of net sales, with ISPs accounting for 2% of net sales. There were no international sales in 1998. International sales accounted for 13.5% of net sales in 1997. We had two customers that individually accounted for 25% and 13% of net sales during 1998. We had two customers that individually accounted for 13% and 12% of net sales during 1997.

     GROSS PROFIT. Gross margin was negative 13.1% and negative 116.0%, in 1998 and 1997, respectively. Gross margin in 1997 reflected an increase in the inventory provision included in cost of sales by $2.6 million as compared to 1996, largely related to excess inventory levels and to shipments being made during 1997 in transactions that were not recognized as sales (due to restatement of our financial statements). Such a large inventory provision relative to sales was not made in 1998, and is not anticipated in future periods. Excluding this nonrecurring inventory charge, gross margin for 1997 would have been a negative 40%. The remaining increase in gross margin from 1997 was primarily due to efficiencies resulting from increased unit shipments and to decreased cost per unit.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of our existing products. Research and development expenses were $7,771,000 and $7,831,000 during the years ended December 31, 1998 and 1997, respectively, representing 62.6% and 190.1% of net sales, respectively. If we are able to obtain additional financing (see "--Liquidity and Capital Resources" below), we would expect to increase our investment in research and development programs in future periods, focusing on wireless technologies, cost improvement and software enhancements.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $3,642,000 and $4,678,000 during the years ended December 31, 1998 and 1997, respectively, representing 29.3% and 113.5% of net sales, respectively. The decrease in sales and marketing expenses in absolute dollars was principally due to decreased headcount and related payroll costs and marketing and promotion costs incurred in 1997 in connection with our Series 2000 product line. If we are able to obtain additional financing (see "--Liquidity and Capital Resources" below), we would expect sales and marketing expenses to increase in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses were $8,933,000 and $2,964,000 during the years ended December 31, 1998 and 1997, respectively, representing 71.9% and 72.0% of net sales, respectively. The increase in absolute dollars in 1998 was due to increased legal costs and reserves in connection with the various litigations in which we were engaged during 1998, including the accrual of $1,547,000 related to the class action settlement (see Item 3 "Legal Proceedings"), and to support our patent program, increased headcount and related payroll costs and increased expenses for professional and other fees required of a publicly traded company and to support the aforementioned restatement of our financial statements.

     OTHER CHARGES. Due to the underutilization of our San Jose headquarters, operating expenses include a fourth quarter charge of $1,250,000 reflecting the impairment of leasehold improvements and office furniture and fixtures. Operating expenses also include a nonrecurring charge of $1,283,000 relating to the write off of the rights to certain technology acquired in November 1997.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense during 1998 and 1997 of $118,000 and $1,350,000, respectively. Net interest expense incurred in 1998 decreased in comparison to 1997 due (i) to interest income on increased average cash and cash equivalents resulting primarily from our initial public offering of Common Stock in November 1997, and
(ii) to noncash interest expense of $870,000 incurred in the fourth quarter of 1997 related to issuance of warrants with respect to certain loans obtained in September 1997.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     NET SALES. The restated Net sales for the year ended December 31, 1997, were $4,120,000, compared to net sales of $2,962,000 for the same period in 1996. The growth in net sales was primarily due to increased unit shipments as a result of the introduction of the Series 2000 product line in October 1996 offset in part by price declines on certain products in connection with volume purchases.

     GROSS PROFIT. Gross margin was negative 116.0% and negative 5.7%, in 1997 and 1996, respectively. The inventory provision included in cost of sales increased by approximately $2.6 million in 1997 compared to 1996, largely related to excess inventory levels and to shipments being made during 1997 in transactions that were not recognized as sales (due to restatement of our financial statements). Excluding this nonrecurring charge, gross margin for 1997 would have approximated a negative 40%. The remaining decrease in gross margin from 1996 was primarily due to decreases in average selling prices due to volume purchase arrangements and other promotions.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $7,831,000 and $5,076,000 during the years ended December 31, 1997 and 1996, respectively, representing 190.1% and 171.4% of net sales, respectively. Research and development expenses grew in absolute dollars as a result of increased staffing and associated engineering costs related to new and existing product development.

     SALES AND MARKETING. Sales and marketing expenses were $4,678,000 and $1,786,000 during the years ended December 31, 1997 and 1996, respectively, representing 113.5% and 60.3% of net sales, respectively. The increase in sales and marketing expenses in absolute dollars was principally due to increased headcount and related payroll costs and increased costs for marketing and promoting the Company's Series 2000 product line, as well as increased product demonstration costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,964,000 and $1,714,000 during the years ended December 31, 1997 and 1996, respectively, representing 72.0% and 57.8% of net sales, respectively. The increase in absolute dollars was due to increased legal costs to support the Company's patent program and increased headcount and related payroll costs.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense during 1997 of $1,350,000 and earned net interest income of $229,000 during 1996. Net interest expense incurred during 1997 was the result of (i) our use of capital lease financing to fund a majority of our capital expenditures and (ii) interest expense (including non cash expense of $870,000 incurred in the fourth quarter of 1997 related to issuance of warrants with respect to certain loans obtained in September 1997) incurred on loans obtained to support working capital requirements. Net interest income earned during 1996 was primarily due to higher cash balances as a result of Preferred Stock financings in December 1995 and June 1996, offset in part by the interest expense incurred on outstanding capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. Despite our initial public offering in November 1997 and other debt and equity financing during 1997 in which we raised $42,507,000 in net proceeds, by December 31, 1998, our cash, cash equivalents and short-term investments had been reduced to $3,451,000 (from $27,148,000 as of December 31, 1997), our working capital was negative $812,000, and we are in violation of a covenant (not involving payment of interest or principal) under the terms of the $5.5 Million Debenture pursuant to which the holder of the debenture has the right to declare a default.

     Net cash used in operating activities was $19,302,000, $21,677,000 and $8,577,000 during 1998, 1997 and 1996, respectively. The net cash used in operating activities in 1998 was primarily due to our net loss of $24,625,000, partially offset by non-cash charges of $6,336,000 and a decrease in net current assets related to operating activities of $1,013,000. Net cash used in operations in 1997 was primarily the result of our net loss of $21,602,000 and an increase of $8,086,000 in inventories to support increased sales, shipments and orders expected in the fourth quarter of 1997 that were not received, offset by non-cash charges of $4,966,000 and by increases in accrued liabilities and accounts payable of $3,062,000 resulting from increased inventory purchases and operating expenditures. Net cash used in operating activities during 1996 was primarily due to our net loss of $8,515,000.

     Net cash used in investing activities was $3,014,000 and $1,559,000 during 1998 and 1997, respectively. Cash provided by investing activities in 1996 was $143,000. Aggregate capital expenditures for property and equipment, primarily computers, leasehold improvements, furniture, fixtures and engineering test equipment were $3,907,000, $629,000 and $321,000 during 1998, 1997 and 1996, respectively. The significant increase in capital expenditures in 1998 was primarily due to leasehold improvements. The Company purchased short-term investments of $893,000 in 1997 and $11,772,000 in 1998. All short-term investments were liquidated in 1998. We have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At December 31, 1998, we had no material commitments for capital expenditures.

     Net cash used in financing activities of $391,000 in 1998 was primarily the result of payment of $478,000 on capital lease obligations, partially offset by net proceeds of $87,000 from issuance of common stock. Net cash provided by financing activities was $42,508,000 and $12,457,000 during 1997 and 1996, respectively. Net cash provided by financing activities during 1997 was primarily due to our initial public offering and to the debt and Preferred Stock financings totaling $42,741,000 referred to above and to the exercise of stock options of $94,000. Cash provided by financing activities during 1996 resulted from the issuance of convertible debentures and Preferred Stock.

     At December 31, 1998, our only source of liquidity consisted of cash and cash equivalents of $3,451,000. We had no available line of credit or other source of borrowings or financing. As indicated above, we were (and are) not in compliance with certain of the terms of the $5.5 Million Debenture and, as a result, the holder of the debenture has the right to declare a default under the debenture at any time. Our obligations under the $5.5 Million Debenture are collateralized by a security interest in substantially all our assets. We will need to raise additional capital promptly in order to offset our expected future operating losses.

     To fund our operations during 1999 and continue as a going concern, we are seeking to raise additional capital through debt or equity financing, but there is no assurance that we will be able to do so. If we do obtain additional financing, it may be on terms that would be unfavorable to us and may hurt our ability to raise further capital in the future.

SEASONALITY AND INFLATION

     We do not believe that our business is seasonal or is impacted by inflation.

RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OCCUR, OR IF OTHERS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.

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

     IT IS NOT CLEAR THAT WE WILL BE ABLE TO RECOVER FROM THE ADVERSE EFFECTS OF HAVING TO RESTATE OUR FINANCIAL STATEMENTS.

     The adverse effects of having to restate our financial statements have been severe, and there can be no assurance that we will not suffer additional adverse consequences in the future. The restatement and related issues have resulted in the resignation of two successive audit firms that were hired by us, in our continuing for 12 months as a public company without having audited financial statements, in the multiple class action lawsuits, the Securities and Exchange Commission investigation and the Pacific Monolithics litigation referred to in Item 3 "Legal Proceedings" above and in the other adverse consequences referred to in the preceding paragraph. We do not know whether additional litigation will arise in the future, or whether other adverse developments will result, from the difficulties we have encountered in connection with our financial statements.

     OUR LIMITED OPERATING HISTORY AND HEAVY LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $63,569,000 as of December 31, 1998. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in the past and the price pressures on sales of our products continues. We expect to incur losses for the foreseeable future.

     WE FACE LITIGATION RISKS.

     As indicated in Item 3 "Legal Proceedings," there are a number of lawsuits pending against us. The principal lawsuits are the class action lawsuits referred to on pages 12 and 13. Although we have reached an agreement in principle to settle these lawsuits, the agreement is subject to the parties' entering into a binding stipulation of settlement, which has not yet occurred, and upon the subsequent approval of the settlement by the court in a hearing at which any persons opposing the settlement will have an opportunity to be heard. If the settlement is not consummated, we could be subjected to lengthy, expensive and potentially damaging class action litigation.

     It is difficult for us to evaluate what the outcome of the Securities and Exchange Commission investigation (referred to page 14) will be. Responding to the investigation has been, and probably will be, expensive and time-consuming for us. We do not know whether the results of the investigation will be damaging for us.

     The Pacific Monolithics litigation referred to on page 14 is in its early stages and is difficult for us to evaluate at this point.

     It is possible that we may be exposed to further litigation in the future, particularly in light of the restatement of our financial statements, and the adverse developments that have occurred partly as a result of the restatement (see the two risk factors immediately above). In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether we separately or together with our other assets) to any third party. (See Item 3 "Legal Proceedings--Patent Litigation.") Nonetheless, we may find it necessary to institute further infringement litigation in the future.

     RECENT REDUCTIONS IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES COULD HURT OUR BUSINESS.

     Commencing in the latter part of 1998, we began to reduce our expenditures on research and development and on other aspects of our business. We also began to reduce the number of our employees. During the first quarter of 1999 we implemented a reduction in force that reduced the number of full-time employees to 32, as compared to 87 full-time employees at December 31, 1998. We used consultants heavily to supplement our workforce and as of April 30, 1999 we had 14 consultants in various areas. While we believe these reductions were necessary to conserve our remaining capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities, (together with the other factors referred to above and elsewhere herein), have hurt us competitively and may continue to harm our business in the future. We do not know whether we will be successful in obtaining sufficient capital resources to expand our business in the future.

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

     WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     A small number of customers has accounted for a large portion of our net sales, and we expect this trend to continue. Our headend equipment and modems do not operate with other companies' headend equipment or modems, and, as a result, we are typically the sole source provider to our customers. The fact that our customer base is highly concentrated increases our risk of loss as a result of the loss of any of our principal customers. In 1998, RCN Corporation and Knology Holdings, Inc. accounted for 25% and 13% of our net sales, respectively. In 1997, RCN Corporation and Jones Intercable accounted for 13% and 12% of our net sales, respectively In 1998, Jones Intercable was sold to Comcast and ceased purchasing our products, which adversely affected our business. There is no assurance that RCN or Knology will continue as our customers. The loss of either of these customers or any of our other principal customers would hurt our business.

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

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     We rely on a combination of patent, trade secret, copyrights and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. (See Item 3 "Legal Proceedings.") We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

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

     In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of resources. As indicated above we were engaged during 1998 in an infringement lawsuit that we brought against two third parties. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our products on terms that in certain respects were favorable to the defendants. (See "Patents" above and Item 3 "Legal Proceedings" below.) Nonetheless, we may find it necessary to institute further infringement litigation in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors Reports                                           37-38
Balance Sheets as of December 31, 1998 and 1997                         39
Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                      40
Statements for Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996                          41
Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                      42
Notes to Financial Statements                                           43
Schedule II - Valuation and Qualifying Accounts                         76


INDEPENDENT AUDITORS REPORT


The Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California


     We have audited the accompanying balance sheets of Hybrid Networks, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $63,569,000, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the financial statements, the Company has restated its 1997 financial statements for the application of revisions to its revenue recognition policy and for revisions in the valuation of warrants.

/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
April 23, 1999, except for the last
two paragraphs of Note 16
which are as of May 5, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Hybrid Networks, Inc.:


     We have audited the balance sheet of Hybrid Networks, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.

                                           PricewaterhouseCoopers LLP

San Jose, California
August 28, 1997

HYBRID NETWORKS, INC.
BALANCE SHEETS
(in thousands, except per share data)


                                                                                 December 31,
                                                                          ---------------------------
                                                                              1998          1997
                                                                          -----------     -----------
                                                                                          (restated -
                                                                                          See Note 1)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                            $  3,451           $ 26,158
     Restricted cash                                                           515                  -
     Short-term investments                                                      -                985
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 1998 and $0 in 1997                                        1,433              1,128
     Inventories                                                             5,224              6,270
     Prepaid expenses and other current assets                                 864                362
                                                                          --------           --------
             Total current assets                                           11,487             34,903
Property and equipment, net                                                  3,438              1,808
Intangibles and other assets                                                   495              2,354
                                                                          --------           --------
             Total assets                                                 $ 15,420           $ 39,065
                                                                          --------           --------
                                                                          --------           --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Convertible debenture                                                  $  5,500           $  5,500
   Current portion of capital lease obligations                                465                410
   Accounts payable                                                          2,063              2,285
   Accrued liabilities and other                                             4,271              2,913
                                                                          --------           --------
             Total current liabilities                                      12,299             11,108
Capital lease obligations, less current portion                                365                618
Other long-term liabilities                                                     54                 36
                                                                          --------           --------
             Total liabilities                                              12,718             11,762
                                                                          --------           --------
Commitments and contingencies ( Notes 3,7,9, 10 and 16)

Stockholders' equity:
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1998 or 1997                           -                  -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,473 shares in 1998 and
       10,345 shares in 1997                                                    10                 10
   Additional paid-in capital                                               66,261             66,145
   Unrealized gain on available-for-sale securities                              -                 92
   Accumulated deficit                                                     (63,569)           (38,944)
                                                                          --------           --------
             Total stockholders' equity                                      2,702             27,303
                                                                          --------           --------
             Total liabilities and stockholders' equity                   $ 15,420           $ 39,065
                                                                          --------           --------
                                                                          --------           --------

     The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                  1998               1997               1996
                                                                --------           --------           --------
                                                                                   (restated -
                                                                                   See Note 1)
Net sales                                                       $ 12,418           $  4,120           $  2,962
Cost of sales                                                     14,046              8,899              3,130
                                                                --------           --------           --------
Gross loss                                                        (1,628)            (4,779)              (168)
                                                                --------           --------           --------
Operating expenses:
  Research and development                                         7,771              7,831              5,076
  Sales and marketing                                              3,642              4,678              1,786
  General and administrative                                       8,933              2,964              1,714
  Asset impairment charge                                          1,250                  -                  -
  Write off of technology license                                  1,283                  -                  -
                                                                --------           --------           --------
     Total operating expenses                                     22,879             15,473              8,576
                                                                --------           --------           --------
       Loss from operations                                      (24,507)           (20,252)            (8,744)
Interest income and other expenses, net                              779                316                257
Interest expense                                                    (897)            (1,666)               (28)
                                                                --------           --------           --------
       Net loss                                                 $(24,625)          $(21,602)          $ (8,515)
                                                                --------           --------           --------
                                                                --------           --------           --------
Basic and diluted loss per share                                $  (2.37)          $  (6.10)          $  (3.36)
                                                                --------           --------           --------
                                                                --------           --------           --------
Shares used in basic and diluted per share calculation            10,410              3,541              2,535
                                                                --------           --------           --------
                                                                --------           --------           --------

   The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                   Preferred Stock       Common Stock      Additional
                                                   ----------------    ----------------     Paid-in
                                                   Shares    Amount    Shares    Amount     Capital
                                                   -------   ------    ------    ------    ----------
Balances,  January 1, 1996                           8,363   $  8       2,497    $  2      $ 12,478
  Exercise of common stock options                       -      -          65       -            34
  Repurchase of common stock                             -      -         (42)      -            (9)
  Issuance of Series B preferred stock
    upon net exercise of warrants                      248      -           -       -             -
  Issuance of Series G preferred stock
    for cash and conversion of notes payable,
    net of issuance costs of $704                    3,458      4           -       -        12,534
  Net loss                                               -      -           -       -             -

  Comprehensive loss
                                                   -------   ----      ------    ----      --------
Balances,  December 31, 1996                        12,069     12       2,520       2        25,037
  Exercise of common stock options                       -      -         150       -            94
  Repurchase of common stock                             -      -         (12)      -            (7)
  Grant of stock bonus awards                            -      -          13       -            26
  Issuance of common stock for
    services rendered                                    -      -           9       -           181
  Issuance of Series H preferred stock                 494      1                             1,999
  Issuance of warrants in connection
    with convertible subordinated notes                  -      -           -       -           870
  Issuance of warrants in connection
    with technology support and
    development agreement                                -      -           -       -         2,200
  Issuance of common stock, net of
    issuance costs of $1,185                             -      -       2,836       3        35,737
  Conversion of preferred stock
    to common stock                                (12,563)   (13)      4,653       5             8
  Issuance of common stock upon net
    exercise of warrants                                 -      -         176       -             -
  Unrealized gain on investments                         -      -           -       -             -
  Net loss                                               -      -           -       -             -

  Comprehensive loss                                     -      -           -       -             -
                                                   -------   ----      ------    ----      --------
Balances,  December 31, 1997                             -      -      10,345      10        66,145
  Exercise of common stock options                       -      -         127       -            87
  Grant of stock bonus awards                            -      -           1                     5
  Charge due to acceleration of options                  -      -           -       -            24
  Reclassification for gains
    included in net loss                                 -      -           -       -             -
  Net loss                                               -      -           -       -             -

  Comprehensive loss                                     -      -           -       -             -
                                                   -------   ----      ------    ----      --------
Balances,  December 31, 1998                             -   $  -      10,473    $ 10      $ 66,261
                                                   -------   ----      ------    ----      --------
                                                   -------   ----      ------    ----      --------
                                                Accumulated
                                                   Other
                                               Comprehensive     Accumulated                 Comprehensive
                                               Income(loss)       Deficit        Total            Loss
                                               --------------    -----------   ---------     -------------
                                                                 (restated - See Note 1)
Balances,  January 1, 1996                       $   -             $ (8,827)    $  3,661
  Exercise of common stock options                   -                    -           34
  Repurchase of common stock                         -                    -           (9)
  Issuance of Series B preferred stock                                                 -
    upon net exercise of warrants                    -                    -            -
  Issuance of Series G preferred stock                                                 -
    for cash and conversion of notes payable,                                          -
    net of issuance costs of $704                    -                    -       12,538
  Net loss                                           -               (8,515)      (8,515)      $ (8,515)
                                                                                               --------
  Comprehensive loss                                                                           $ (8,515)
                                                 -----             --------     --------       --------
                                                                                               --------
Balances,  December 31, 1996                         -              (17,342)       7,709
  Exercise of common stock options                   -                    -           94
  Repurchase of common stock                         -                    -           (7)
  Grant of stock bonus awards                        -                    -           26
  Issuance of common stock for                                                         -
    services rendered                                -                    -          181
  Issuance of Series H preferred stock               -                    -        2,000
  Issuance of warrants in connection                                                   -
    with convertible subordinated notes              -                    -          870
  Issuance of warrants in connection                                                   -
    with technology support and
    development agreement                            -                    -        2,200
  Issuance of common stock, net of                                                     -
    issuance costs of $1,185                         -                    -       35,740
  Conversion of preferred stock                                                        -
    to common stock                                  -                    -            -
  Issuance of common stock upon net                                                    -
    exercise of warrants                             -                    -            -
  Unrealized gain on investments                    92                    -           92       $     92
  Net loss                                           -              (21,602)     (21,602)       (21,602)
                                                                                               --------
  Comprehensive loss                                 -                    -            -       $(21,510)
                                                 -----             --------     --------       --------
                                                                                               --------
Balances,  December 31, 1997                        92              (38,944)      27,303
  Exercise of common stock options                   -                    -           87
  Grant of stock bonus awards                        -                    -            5
  Charge due to acceleration of options              -                    -           24
  Reclassification for gains
    included in net loss                           (92)                   -          (92)      $    (92)
  Net loss                                           -              (24,625)     (24,625)       (24,625)
                                                                                               --------
  Comprehensive loss                                 -                    -            -       $(24,717)
                                                 -----             --------     --------       --------
                                                                                               --------
Balances,  December 31, 1998                     $   -             $(63,569)    $  2,702
                                                 -----             --------     --------
                                                 -----             --------     --------

  The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                          Year Ended December 31,
                                                                                   -----------------------------------
                                                                                      1998        1997         1996
                                                                                   ----------  ----------   ----------
                                                                                               (restated -
                                                                                               See Note 1)
Cash flows from operating activities:
  Net loss                                                                         $(24,625)    $(21,602)    $ (8,515)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    1,883        1,130          322
     Asset impairment charge                                                          1,250            -            -
     Provision for doubtful accounts                                                    200            -            -
     Provision for excess and obsolete inventory                                      1,691        2,759          126
     Common stock issued for services rendered                                            -          181            -
     Stock bonus                                                                          5           26            -
     Charge for accelerated vesting of options                                           24            -            -
     Interest related to issuance of warrant in connection
        with convertible subordinated note                                                -          870            -
     Write off technology license                                                     1,283            -            -
     Change in assets and liabilities:
        Restricted cash                                                                (515)           -            -
        Accounts receivable                                                            (505)         220       (1,061)
        Inventories                                                                    (645)      (8,086)        (873)
        Prepaid expenses and other current assets                                      (502)        (237)        (115)
        Accounts payable                                                               (222)         861        1,144
        Accrued liabilities                                                           1,376        2,201          395
                                                                                   --------     --------     --------
       Net cash used in operating activities                                        (19,302)     (21,677)      (8,577)
                                                                                   --------     --------     --------
Cash flows from investing activities:
  Purchase of property and equipment                                                 (3,907)        (629)        (321)
  Disposal of property and equipment                                                     74            -            -
  Change in other assets                                                                (74)         (37)         (26)
  Purchase of short-term investments                                                (11,772)        (893)           -
  Proceeds from disposal of short-term investments                                   12,665            -          490
                                                                                   --------     --------     --------
       Net cash provided by (used in) investing activities                           (3,014)      (1,559)         143
                                                                                   --------     --------     --------
Cash flows from financing activities:
  Repayment of capital lease obligations                                               (478)        (320)        (106)
  Net proceeds from issuance of preferred stock                                           -        2,000        9,378
  Net proceeds from issuance of common stock                                             87       35,835           34
  Repurchase of common stock                                                              -           (7)          (9)
  Proceeds from issuance of convertible subordinated note payable
    and related common stock warrants                                                     -        6,882            -
  Repayment of convertible subordinated note payable
    and related common stock warrants                                                     -       (6,882)
  Net proceeds from issuance of convertible debenture                                     -        5,000        3,160
                                                                                   --------     --------     --------
       Net cash provided by (used in) financing activities                             (391)      42,508       12,457
                                                                                   --------     --------     --------
Increase (Decrease) in cash and cash equivalents                                    (22,707)      19,272        4,023
Cash and cash equivalents, beginning of period                                       26,158        6,886        2,863
                                                                                   --------     --------     --------
Cash and cash equivalents, end of period                                           $  3,451     $ 26,158     $  6,886
                                                                                   --------     --------     --------
                                                                                   --------     --------     --------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of notes payable into preferred stock                                 $      -     $      -     $  3,160
  Property and equipment acquired under capital leases                                  280          688          472
  Issuance of warrants in connection with technology
     support and development agreement                                                    -        2,200            -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                         802          718           28
  Income taxes paid                                                                       1            1            1

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported sales from product shipments in 1997 and the first quarter of 1998.

     The Company undertook and completed extensive procedures related to product sales in 1997 and the first quarter of 1998. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of product shipments were improperly reported as sales in the aforementioned periods.

     The Company has determined that revenue is earned and should be recorded only after any related obligations have been satisfied (i.e. when there are no longer any significant remaining uncertainties related to the earnings process). This revenue recognition policy has been followed for all transactions with customers reflected in these financial statements.

     Additionally, during 1998 the Company became aware that warrants to purchase common stock issued and outstanding in 1997 had not been properly valued, resulting in an understatement of operating expenses and interest expense. These warrants have now been properly valued and reflected in the financial statements.

    As a result of the above, the statement of operations for the year ended December 31, 1997 has been restated as follows:

                                                     1997
                                         ------------------------------
                                                            Previously
                                           Restated          Reported
                                         -------------     ------------
Net sales                                 $  4,120           $ 14,270
Cost of sales                                8,899             12,258
                                          --------           --------
    Gross profit (loss)                     (4,779)             2,012
                                          --------           --------
Operating expenses:
  Research and development                   7,831              7,108
  Sales and marketing                        4,678              4,319
  General and administrative                 2,964              3,606
                                          --------           --------
    Total operating expenses                15,473             15,033
                                          --------           --------
      Loss from operations                 (20,252)           (13,021)
Interest income and other
  expenses, net                                316                399
Interest expense                            (1,666)              (968)
                                          --------           --------
      Net loss                            $(21,602)          $(13,590)
                                          --------           --------
                                          --------           --------

Basic and diluted loss per share          $  (6.10)          $($3.84)
                                          --------           --------
                                          --------           --------

Shares used in basic and diluted
  per share calculation                      3,541              3,541
                                          --------           --------
                                          --------           --------

2.  FORMATION AND BUSINESS OF THE COMPANY

     The Company, which was incorporated in Delaware on June 6, 1990, is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the local connection to the end user which causes slow response time for those accessing bandwidth intensive information.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during 1998, 1997 and 1996, the Company incurred net losses of approximately $24,625,000, $21,602,000 and $8,515,000, respectively. Additionally, the Company had accumulated deficits of $63,569,000 and $38,944,000 at December 31, 1998 and 1997, respectively, and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. Additionally, the Company is subject to a number of lawsuits involving substantial dollar amounts, and is subject to an official investigation by the Securities and Exchange Commission regarding its financial reporting practices (See Note
10). These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

CHANGE IN FISCAL YEAR

     In 1997, the Company changed its fiscal year end from March 31, to December 31, effective January 1, 1992.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's financial statements are based upon a number of significant estimates, including the estimated useful lives selected for property and equipment, accrued liabilities related to product warranties and litigation, and valuation allowances for accounts receivable, inventory and property and equipment. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS, BUSINESS RISKS AND CREDIT
CONCENTRATION

     The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term cash investments, accounts receivable, accounts payable, capital leases, convertible debenture and other accrued liabilities' approximate fair value due to their short maturities.

     The Company sells its products primarily to cable system operators, broadband wireless system operators, Internet Service Providers, third party distributors and other companies that provide broadband networking systems or services, principally in North America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company also maintains allowances for potential losses on collectability of accounts receivable, as needed, and such losses have been within Management's expectations.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less. Instruments with a maturity at the time of purchase of greater than three months but less than one year from the date of purchase are included in short-term investments. The Company's cash and cash equivalents as of December 31, 1997 included corporate commercial paper which was classified as available for sale. Accordingly, the investments were carried at fair value and unrealized holding gains of $92,000 were recorded in stockholders' equity.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of two to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include deferred financing costs relating to fees incurred in connection with the issuance of a senior convertible debenture in April 1997 and, at December 31, 1997, the value assigned to the purchase of certain technologies relating to a technology support and development agreement signed in November 1997. In connection with entering into the technology support and development agreement, the Company issued a five-year warrant to purchase 458,295 shares of Common Stock at an exercise price of $10.91 per share. The amount attributed to the value of the warrants was $2,200,000. The deferred financing costs are amortized over the five year life of the debenture (see Note
7). The unamortized value of the technologies of approximately $1,283,000 was charged to expense in the second quarter of 1998 as it was determined to be of no further value to the Company. Total accumulated amortization as of December 31, 1998 and 1997 was $178,000 and $408,000, respectively. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value.

REVENUE RECOGNITION

     The Company normally ships its products based upon a bona fide Purchase Order and Volume Purchase Agreement. The Company generally recognizes its revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria, or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon sell-through which is generally signified by receipt of payment for such transactions.

     For Cybermanager 2000, the hardware and software sales are generally bundled with upgrade, maintenance and system support and service and sold for a period of three years. Revenue attributed to hardware is recognized upon shipment. Revenue attributed to software is recognized over the three year maintenance, system support and service period. When a maintenance contract is sold separately, the revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from hardware and software license revenue and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

     The Company accrues for estimated warranty costs when the related sales revenue is recognized. The Company's third party manufacturer provides a fifteen month warranty period on all cable modems manufactured by them. The warranty period begins on the date the modems are completely assembled. The Company provides a twelve month warranty on all headend equipment sold. Actual warranty costs incurred have not differed materially from those estimated and accrued by the Company.

PRODUCT DEVELOPMENT COSTS

     Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86) requires the capitalization of certain software development costs from when technological feasibility is established, which the Company defines as completion of a working model, to when the software is available for sale to the Company's customers. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS. 123), "Accounting for Stock-Based Compensation," the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by SFAS 123.

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

COMPREHENSIVE INCOME  (LOSS)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has presented comprehensive income (loss) for each period presented within the Statements of Stockholder's Equity.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt SFAS 133 in the first quarter of 2000. The Company currently transacts substantially all of its revenues and costs in U.S. dollars and to date has not entered into any material amounts of derivative instruments. Accordingly, management does not currently expect adoption of this new standard to have a significant impact on the Company.

     Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations or financial position.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform to the 1998 presentation. Such reclassifications had no effect on the previously reported net loss.

4.  INVENTORIES

     Inventories are comprised of the following (in thousands):


                                                              December 31,
                                                        ------------------------
                                                            1998        1997
                                                        ----------- -----------
                                                                     (restated)
       Raw materials                                         $1,371       $2,175
       Work in progress                                         386          229
       Finished goods                                         3,467        3,866
                                                             ------       ------
                                                             $5,224       $6,270
                                                             ------       ------
                                                             ------       ------


     The allowance for excess and obsolete inventory was $3,135,000 and $3,015,000 at December 31, 1998 and 1997, respectively. The provision for excess and obsolete inventory included in cost of sales was $1,691,000, $2,759,000 and $126,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                    December 31,
                                                              ------------------------
                                                                  1998         1997
                                                              -----------  -----------
     Machinery and equipment                                 $ 3,048           $ 2,780
     Office furniture and fixtures                               737               164
     Leasehold improvements                                    1,914               110
                                                             -------           -------
                                                               5,699             3,054
     Less accumulated depreciation and amortization           (2,261)           (1,246)
                                                             -------           -------
                                                             $ 3,438           $ 1,808
                                                             -------           -------
                                                             -------           -------

     Furniture and equipment under capital leases included in the above table total $1,691,000 and $920,000, net of accumulated amortization of $1,005,000 and $541,000 as of December 31, 1998 and 1997, respectively. Depreciation and amortization expense related to property and equipment was $1,233,000, $687,000 and $162,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Due to the underutilization of the Company's San Jose headquarters, the 1998 financial statements include a fourth quarter charge of $1,250,000 reflecting the impairment of leasehold improvements and office furniture and fixtures.

6.  CONVERTIBLE SUBORDINATED NOTE PAYABLE

     In September 1997, the Company entered into a Convertible Subordinated Promissory Note Purchase Agreement to issue $6,882,000 of subordinated notes at 10% interest (increasing to 18% after March 30, 1998 under certain circumstances).

     The principal amount of the notes was payable at the earlier of September 30, 1998 or the effective date of an initial public offering of the Company's common stock. In connection with the Convertible Subordinated Note Purchase Agreement, the Company issued warrants to purchase 252,381 shares of its common stock at $10.91 per share. The warrant was exercisable at the earlier of 180 days after issuance or the effective date of an initial public stock offering and expires in five years. The amount attributed to the value of the warrants was $870,000 which was charged to interest expense upon repayment of the notes. At December 31, 1997 no amount was outstanding under the convertible subordinated note payable.

7.  CONVERTIBLE DEBENTURE

     On April 30, 1997, the Company issued a senior convertible secured debenture in the amount of $5,500,000, bearing interest at 12% per annum, payable quarterly, and maturing on April 30, 2002. An arrangement fee of $500,000 was paid by the Company. The debenture is convertible, at the option of the holder, at any time, into common stock at $10.71 per share. If the Company issues any shares (with certain exceptions for employee stock options and the like) for consideration less then $10.71 per share, any such issuance would be subject to certain "weighted average" antidilution provisions.

     The debenture is collaterized by certain of the Company's assets. The Company may not make any plant or fixed capital expenditures in excess of $1,500,000, $2,500,000, $5,500,000 and $11,000,000 during the twelve months ending March 31, 1998, 1999, 2000 and 2001, respectively. Additionally, the Company may, among other things, not declare dividends, retire any subordinated debt other than in accordance with its terms, or distribute its assets to any stockholder as long as the debenture remains outstanding.

     The Company's capital expenditures have exceeded the maximum capital expenditures allowed for the twelve months ending March 31, 1999. Consequently, the debt has been classified as a current liability in the accompanying financial statements as the holder has the right to declare a default under the convertible debenture at any time.

8.  ACCRUED LIABILITIES AND OTHER

     Accrued liabilities and other consists of the following (in thousands):

                                                                               December 31,
                                                                         ------------------------
                                                                            1998        1997
                                                                         ----------- -----------
                                                                                      (restated)
     Accrued payroll and related accruals                                $  385          $  954
     Accrued class action settlement and related legal expenses           1,946               -
     Deferred revenue and customer deposits                               1,381           1,448
     Other liabilities                                                      559             511
                                                                         ------          ------
                                                                         $4,271          $2,913
                                                                         ------          ------
                                                                         ------          ------

9.  LEASE OBLIGATIONS

The Company entered into certain non-cancelable operating and capital lease commitments which expire at various dates through April 2004. Capital leases bear interest at rates ranging from 7.6% to 10.1%. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

                                                                   Capital     Operating
                                                                    Leases      Leases
                                                                  ---------    ---------
       1999                                                           $ 516      $   839
       2000                                                             352          899
       2001                                                              30          899
       2002                                                               -          950
       2003                                                               -          975
       Thereafter                                                         -          406
                                                                    -------      -------
                                                                        898      $ 4,968
       Less amount representing interest                                (68)     -------
                                                                    -------      -------
                                                                        830
       Less current portion                                            (465)
                                                                    -------
                                                                      $ 365
                                                                    -------
                                                                    -------

     Rent expense for 1998, 1997 and 1996 was approximately $955,000, $494,000 and $263,000, respectively.

     The Company's only long-term operating lease is for approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, CA. This sublease expires in April 2004.

10. CONTINGENCIES

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

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PwC, the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

     In March 1999, the Company and the other parties (other than PwC) to the state class action lawsuits and the federal class action lawsuits reached an agreement in principle to settle the lawsuits. The agreement is subject to the parties' entering into a binding stipulation of settlement and approval by the U.S. District Court for the Northern District of California. Under the agreement in principle, (i) the Company's insurers would pay $8.8 million on the Company's behalf (and on behalf of the other officer and director defendants), (ii) the Company would issue 3.0 million shares of Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of the Company's Common Stock that are then outstanding), (iii) if the Company is acquired within nine months after March 9, 1999, the date of the agreement in principle, then, in addition to the consideration referred to in (i) and
(ii), the Company would pay to the plaintiffs an amount equal to 10% of the consideration received by the Company's stockholders in the acquisition. As a result of the agreement in principle and a related agreement between the Company and its insurers, it has paid, and will not be reimbursed by its insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by its insurance, and the Company will not have insurance coverage for the attorneys fees and expenses relating to the settlement that it incurs in the future. As of December 31, 1998 the Company has accrued $1,547,000 for the value of the 3,000,000 shares to be issued in the settlement.

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

     In January 1999, the Company entered into a settlement agreement with Com21, Inc. and Celestica, Inc. whereby the patent lawsuits were settled. Pursuant to the agreements, the Company granted Com21 and Celestica a nonexclusive license on the Company's patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and the Company granted to Com21 a right of first refusal to purchase the patents in the event that the Company should propose in the future to sell its patents (whether separately or together with the Company's other assets to any third party). The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). To date the Company has received virtually no royalties from the license.

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

PREFERRED STOCK

     The Board of Directors has authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock was outstanding as of December 31, 1998

INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

     In November 1997, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. The offering was completed on November 12, 1997. In connection with the Initial Public Offering, all outstanding shares of Preferred Stock were converted into shares of common stock.

WARRANTS

     The Company has historically issued warrants in connection with its various rounds of financing, equipment lease lines, and transfers of technology. Warrants have been valued using the Black-Scholes Option Pricing Model.

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

     In connection with the issuance of convertible promissory notes in June 1996, which were later converted into Series G preferred stock, the Company issued warrants to purchase 167,037 shares of common stock at $4.73 per share. In connection with the issuance of Series D preferred stock May 1995, the Company issued warrants, at $.001 per warrant, to purchase 592,593 shares of common stock at $4.73 per share. In December 1997, a warrant to purchase 132,225 shares was exercised for a net exercise of 99,850 shares of common stock. The remaining warrants are exercisable at any time and expire in June 2001. The Company has reserved 627,405 shares of common stock for issuance upon exercise of these warrants.

     During 1996, the Company issued warrants, at $.001 per warrant, to purchase 76,245 shares of Common stock at $4.73 per share. In connection with technology transfered and the 1995 equipment lease line, the Company issued warrants to purchase 169,259 and 8,466 shares of common stock, respectively, at $4.73 per share. During 1996, a warrant to purchase 169,259 shares was exercised for a net exercise of 91,921 shares of common stock. The remaining warrants are exercisable at any time and expire in June 2001 and August 2005, respectively. The Company has reserved 84,710 shares of common stock for issuance upon exercise of these warrants.

     In September 1997, the Company issued warrants to purchase 252,381 shares of common stock in connection with the convertible subordinated notes payable, at an exercise price of $10.91. In October 1997, the Company issued warrants to purchase 2,659 shares of common stock in connection with obtaining a bank credit facility at an exercise price of $10.91. These warrants are exercisable at any time and expire in September and October 2002. In November 1997, warrants to purchase 151,267 shares of common stock were exercised for a net exercise of 76,096 shares of common stock.

     In November 1997, the Company issued a five year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share, in connection with a technology support and development arrangement.

     A summary of outstanding warrants as of December 31, 1998 follows:

     Number          Exercise       Expiration
   Outstanding        Price            Date
   -----------      ---------       ----------
       703,629         $4.73         June 2001
        58,021         10.34         July 2001
       458,295         10.91       November 2002
       103,764         10.91         July 2002
         8,466          4.73        August 2005
         5,802         10.34        August 2006
     ---------
     1,337,977
     ---------
     ---------

STOCK OPTION PLANS

     In September 1997, the Company adopted the 1997 Equity Incentive Plan and reserved a total of 1,750,000 shares for issuance to employees, officers, directors, consultants, independent contractors, and advisors. The number of shares outstanding will increase automatically by 5% of the outstanding shares each year unless waived by the Board of Directors. In addition, any shares that, upon the effective date of the 1997 plan, were available for the grant of options under earlier plans were rolled over and are available for issuance under the 1997 plan; also, any shares that subsequently become available under the earlier plans, roll over and become available for issuance under the 1997 plan. The 1997 Equity Incentive Plan expires in September 2007. Also in September 1997, the Company adopted the 1997 Directors' Stock Option Plan under which 100,000 shares of common stock have been reserved for issuance. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company and expires in September 2007.

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

     In December 1995, the Company adopted the Executive Officer Incentive Plan and reserved 370,370 shares of common stock for issuance to the Company's chief executive officer and other senior executive officers. In 1996 and 1997, the Company increased the number of shares reserved under this plan by 129,630 and 62,963, respectively. In the event of a merger, consolidation, liquidation or similar change of control transaction as a result of which the participants' responsibilities and position with the Company are materially diminished, options granted under this plan become fully exercisable and remain so for one year thereafter. This plan will expire in December 2005.

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

     Activity under the Plans is set forth below (in thousands, except per share data):

                                                                                        Weighted
                                                                        Value of         Average
                                         Shares          Options         Options        Exercise
                                        Available      Outstanding     Outstanding        Price
                                        ---------      -----------     -----------      --------
Balances, January 1, 1996                    696             309         $   146          $ 0.47
     Additional shares reserved              741               -               -               -
     Options granted                      (1,267)          1,267             865            0.68
     Stock repurchased                        11               -               -               -
     Options canceled                         32             (32)            (14)           0.44
     Options exercised                         -             (65)            (34)           0.65
                                          ------           -----         -------
Balances, December 31, 1996                  213           1,479             963            0.65
     Additional shares reserved            2,409               -               -               -
     Options granted                        (862)            862           5,332            6.19
     Stock bonus awards                      (13)              -               -               -
     Stock repurchased                        12               -               -               -
     Options canceled                        265            (265)           (316)           1.19
     Options exercised                         -            (150)            (94)           0.13
                                          ------           -----         -------
Balances, December 31, 1997                2,024           1,926           5,885            3.06
     Options granted                      (1,445)          1,445           4,527            3.13
     Stock bonus award                        (1)              -               -               -
     Options canceled                        511            (511)         (1,871)           3.66
     Options exercised                                      (125)            (87)           0.70
                                          ------           -----         -------
Balances, December 31, 1998                1,089           2,735         $ 8,454          $ 3.09
                                          ------           -----         -------
                                          ------           -----         -------

     For the years ended December 31, 1998, 1997 and 1996, the weighted average fair value of options granted was $2.34, $1.40 and $0.81 per share, respectively.

     As of December 31, 1998, the stock options outstanding were as follows (in thousands, except per share data):

                                                      Weighted
                                                       Average             Weighted                              Weighted
         Range of                                     Remaining            Average                                Average
         Exercise                  Number            Contractual           Exercise            Number            Exercise
          Prices                Outstanding          Life (Years)           Price            Exercisable           Price
      ---------------         ---------------      ---------------     ---------------     ---------------    ---------------
      $0.27 to $0.54                      790              2.16              $ 0.54                558             $ 0.54
      $1.08 to $2.19                    1,136              4.52                2.08                 72               1.34
      $2.70 to $5.13                      304              4.90                3.98                101               3.76
      $5.31 to $9.75                      283              3.89                7.04                111               6.72
     $11.04 to $11.05                     223              3.73               11.04                 75              11.04
                                  -----------                                                 --------
                                        2,736              3.75              $ 3.09                917             $ 2.56
                                  -----------                                                 --------
                                  -----------                                                 --------

     As of December 31, 1997 and 1996, options to purchase 539,000 and 294,000 shares were exercisable at an average weighted exercise price of $0.76 and $0.54 per share, respectively.

     The Company has elected to continue to follow the provisions of APB No.25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No.123 ("SFAS No.123"). Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in years ended 1998, 1997 and 1996 consistent with the provisions of SFAS No.123, the Company's net loss and net loss per share for 1998, 1997, and 1996 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            Year Ended December 31,
                                             -------------------------------------------------
                                                 1998               1997            1996
                                             ------------       ------------    ------------
   Net loss as reported                        $(24,625)          $(21,602)       $ (8,515)
                                               --------           --------        --------
                                               --------           --------        --------

   Net loss - pro forma                        $(25,109)          $(21,670)       $ (8,548)
                                               --------           --------        --------
                                               --------           --------        --------

   Net loss per share - as reported            $  (2.37)          $  (6.10)       $  (3.36)
                                               --------           --------        --------
                                               --------           --------        --------

   Net loss per share - pro forma              $  (2.41)          $  (6.12)       $  (3.37)
                                               --------           --------        --------
                                               --------           --------        --------

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     In accordance with the provisions of SFAS No. 123, the fair value of each option is estimated using the following weighted average assumptions for grants during 1998, 1997 and 1996: dividend yield of 0%, volatility of 0% for options issued prior to the Company's Initial Public Offering, 75% thereafter in 1997, and 113% in 1998, risk-free interest rates of 5.5% to 6.7% at the date of grant and an expected term of four years.

EMPLOYEE STOCK PURCHASE PLAN

In September 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase Common Stock through payroll deductions. A total of 225,000 shares have been reserved for issuance under this plan. As of December 31, 1998, no shares had been purchased and all employees have withdrawn from the plan.

12.  INCOME TAXES

     Temporary differences which gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                            December 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
  Current deferred assets:
       Inventory reserves                              $  1,307      $  1,260
       Unearned revenue                                     281           108
       Accrued liabilities                                1,355           500
                                                       --------      --------
       Total current deferred assets                      2,943         1,868
       Valuation allowance                               (2,943)       (1,868)
                                                       --------      --------
                                                       $      -      $      -
                                                       --------      --------
                                                       --------      --------
  Long-term deferred assets:
       Net operating loss carryforwards                $ 18,205      $ 10,027
       Capitalized research expenditures                  4,128         4,641
       Tax credit carryforwards                           1,905         1,365
       Depreciation and amortization                        411          (100)
                                                       --------      --------
       Total long-term deferred assets                   24,649        15,933
       Valuation allowance                              (24,649)      (15,933)
                                                       --------      --------
                                                       $      -      $      -
                                                       --------      --------
                                                       --------      --------

     In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products.
The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $9,790,000, and $9,285,000 in 1998 and 1997, respectively. The Company had federal and state net operating loss carry forwards of approximately $47,030,000 and $25,049,000, respectively, as of December 31, 1998 available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire in 1999 through 2018, if not utilized.

     The Company has federal and state credit carryovers as follows:

                                                                     Tax           Expiration
                                                                  Reporting           Dates
                                                                  ---------        ----------
     Research and development credit                             $    1,127          2007-2013
     State research and development credit                              656

     The Company's net operating loss and tax credit carry forwards may be subject to limitation as a result of ownership changes, as defined by tax laws.

13.  EMPLOYEE BENEFIT PLAN

     The Company adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual compensation and the employer is allowed to make discretionary contributions. In 1998, 1997, 1996, the Company made no employer contributions.

14.  RELATED PARTY TRANSACTIONS

     The Company had net sales to two stockholders of $482,000 and $21,000, respectively, for the year ended December 31, 1998. The Company had net sales of $128,000 to one stockholder for the year ended December 31, 1997. The Company had net sales to two stockholders of $1,163,000 and $568,000, respectively, for the year ended December 31, 1996.

     In September 1997, an executive officer of the Company contributed $500,000 or 7% of the proceeds received from the issuance of the $6,882,000 convertible subordinated note payable as referred to at Note 6.

15.  BUSINESS SEGMENT AND MAJOR CUSTOMERS

     The Company operates in a single industry segment and primarily sells its products to customers in the U.S. There were no international sales in 1998. International sales accounted for 13.5% and 10.1% of net sales for the years ended December 31, 1997 and 1996, respectively. International sales in any one geographic area were insignificant.

     Individual customers that comprise 10% or more of the Company's net sales are as follows:

                                              Year Ended December 31,
                                         ----------------------------------
                                           1998           1997          1996
                                        ----------     ----------    ----------
           RCN Corporation                  25%            13%           --
           Knology Holdings, Inc.           13%            --            --
           Jones Intercable                 --             12%           --
           AT&T Corporation                 --             --            41%
           Intel Corporation                --             --            21%

16.  SUBSEQUENT EVENTS

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

     In January 1999, the Company entered into retention agreements with three executive officers (each of whom has since left the Company), and with an officer who has since become an executive officer. Under the agreements, as subsequently modified, each officer received an increase in salary and the right to receive a bonus if the Company is sold and the officer continues with the Company through the closing of such sale and for a short time thereafter. The bonus would be from $50,000 to $200,000, depending on the sale price. In addition, the officers received options to purchase 231,279, 262,152, 141,982 and 200,000 shares of Common Stock, respectively. Each option has an exercise price of $0.50 per share and vests over four years, except that vesting accelerates in the event of a sale of the Company. The agreements also provide for three months' severance payment in the event that an officer's employment is terminated by the Company without cause.

     In March 1999, the Company entered into a severance agreement with an executive officer whereby the Company paid him three months' severance pay upon the termination of his employment, and the Company agreed that he would receive the contingent bonus and accelerated vesting of stock options provided for in his retention agreement (referred to above) if the Company was acquired prior to April 1, 2000.

     In January 1999, the Company's Board of Directors adopted the 1999 Officer Stock Option Plan (the "1999 Officer Plan") under which the Company may grant to its officers options up to 1,000,000 shares of Common Stock in the aggregate. In May 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "1999 Employee Plan") under which the Company may grant its employees options to purchase up to 1,500,000 shares of Common Stock in the aggregate. Options for 929,048 and 931,817 shares have been granted and are outstanding under the 1999 Officer Plan and the 1999 Employee Plan, respectively.

     In May 1999, the Company granted to the executive officers additional options to purchase 40,000 and 275,000 shares of Common Stock, respectively, at $0.50 per share and vesting over four years, except that vesting accelerates in the event of a sale of the Company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 17, 1998, PwC (then Coopers & Lybrand), our independent accountants, notified us that its reports with respect to our financial statements as of December 31, 1997 and for the year then ended, and as of September 30, 1997 and for the nine months then ended, should no longer be relied upon and that PwC's consent included with our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 1998 in connection with the pending acquisition by us of Pacific Monolithics, Inc. was being withdrawn (the "Withdrawn Reports").

     On July 9, 1998, PwC resigned as our independent auditors. PwC stated that it was not specifying a reason for its resignation but informed us, for the first time, that PwC was of the view that our 1997 financial statements (which PwC had audited and reported upon) needed to be restated. PwC indicated the restatement would relate to revenue recognition but did not identify the items or quantify the amounts involved. PwC further informed us that PwC believed it was not in the best interests of PwC or the Company for PwC to continue to act as our independent auditors and that PwC would not address any restatement of the Company's financial statements. PwC acknowledged that we have cooperated fully with PwC in connection with its review of our financial statements and that there were no disagreements between PwC and us on any matter of our accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and through July 9, 1998. None of the Withdrawn Reports on our financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

     On August 12, 1998, with the approval of the Board of Directors, we engaged AA as our independent accountants to audit the financial statements of the Company as of December 31, 1997 and for the year then ended and to act as our independent accountants on a continuing basis. On November 24, 1998, AA resigned as our independent public accountants for the Company. AA informed us that, in AA's view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion on our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our financial statements for the year ended December 31, 1997.

     During the course of its work, AA had notified us and discussed with our audit committee AA's conclusion that (i) AA needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and (ii) while AA did not complete an audit of our 1997 financial statements, those financial statements were materially misstated. There were no disagreements between AA and us on any matter of our accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On December 22, 1998, with the approval of the Board of Directors, we engaged Hein as our independent accountants to audit our financial statements as of December 31, 1997 and for the year then ended and to act as our independent accountants on a continuing basis, which engagement included performing an audit of our financial statements as of December 31, 1998 and for the year then ended.

     Prior to hiring Hein, neither we nor anyone acting on our behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information regarding our officers and directors as of June 1, 1999:

Name                      Age        Position
---------                -----    --------------
Carl S. Ledbetter        50        Chief Executive Officer and
                                   Chairman of the Board of
                                   Directors (1)
Judson W. Goldsmith      60        President and Chief Operating Officer
                                   Chief Financial Officer and Secretary (1)
Thara Edson              41        Corporate Controller (1)
Thomas Bissett           48        Vice President, Operations
Frederick Enns           48        Vice President and Chief
                                   Technology Officer
John J. Wong             47        Vice President,
                                   Engineering
James R. Flach (2) (3)   51        Director
Stephen E. Halprin (3)   61        Director
Gary M. Lauder           37        Director
Douglas M. Leone (2)     41        Director

------------------------------------
(1)   Executive Officers.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.
(4)   Mr. Strachman ceased being a Director in February 1998.

     Carl S. Ledbetter joined the Company in January 1996 as its President and Chief Executive Officer, and in August 1996, he became Chairman of the Board. Prior to joining the Company, he served in various positions at AT&T from April 1993 to January 1996, most recently as President of Consumer Products. From 1991 until April 1993, Mr. Ledbetter was Vice President of Sun Microsystems and General Manager of SunSelect, Sun's PC networking business. He is also a director of Software Spectrum, Inc., a software distributor. Mr. Ledbetter holds a B.S. in Mathematics from University of Redlands, an M.A. in Mathematics from Brandeis University and a Ph.D. in Mathematics from Clark University.

     Judson W. Goldsmith joined the Company in November 1998 as Vice President, Finance and Administration, Chief Financial Officer and Secretary. In March 1999, he assumed the additional responsibilities of President and Chief Operating Officer. Prior to joining the Company, Mr. Goldsmith was a manager and a management consultant working with troubled technical and non-technical companies. Mr. Goldsmith holds a B.A. in Economics from Dartmouth College and an M.B.A. from the University of Washington.

     Thara Edson joined the Company in August 1998 as its Controller and was promoted to Corporate Controller in September 1998. Prior to joining the Company, she served as Controller for Connectware LLC (an AMP Company) and Compressent Corporation. From 1994 to January 1997, Ms. Edson served as Director of Finance with Streamlogic Corporation, a storage systems company. Ms. Edson received a

B.Com. in Accounting from Madras University and an M.B.A. in Finance and Accounting from the University of Nebraska. Ms. Edson is also a Certified Management Accountant.

     Thomas E. Bissett joined the Company in July 1996 as Director of Operations and was promoted to Vice President of Operations March of 1999. From May 1991 to July 1996, Mr. Bissett was Vice President of Operations and member of founding team of Semaphore Communications Corporation, a company that designed and manufactured network security products. Mr. Bissett holds a B.S. and M.E. in Mechanical Engineering from the University of Utah and an M.B.A from San Jose State University.

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

     John J. Wong joined the Company in August 1997 as Director of Hardware Engineering and was recently promoted to Vice President of Engineering. Prior to joining the Company, he worked for Mitsui Comtek as Director of Engineering, where he developed Internet Appliance products. From July 1988 to February 1997, Mr. Wong worked for the systems group of Macronix, Inc., which later became Current Logic Systems, an OEM manufacturer of data/fax modem products, as Vice President of Engineering and most recently as President and CEO. Mr. Wong received a B.S. in EECS from University of California, Berkeley.

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

     Each officer serves at the discretion of the Board of Directors. Our certificate of incorporation and bylaws provide for a classified Board of Directors. Accordingly, the terms of the office of the Board of Directors have been divided into three classes. Class I and II will expire at the annual meeting of the stockholders to be held in 1999; and Class III will expire at the annual meeting of the stockholders to be held in 2000. At each annual meeting of the stockholders, beginning with the 1999 annual meeting, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors were duly elected and qualified, or until their earlier resignation or removal, if any. Messrs. Halprin and Leone were designated as Class I directors; Mr. Flach was designated as a Class II director; and Messrs. Lauder and Ledbetter were designated as Class III directors. To the extent that there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

BOARD COMMITTEES

     The Audit Committee of the Board of Directors consists of Mr. Flach and Mr. Halprin. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The Compensation Committee of the Board consists of Mr. Flach and Mr. Leone. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission initial reports of ownership on a Form 3 and reports of changes in ownership of our Common Stock and other equity securities on a Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on its reviews of the copies of such forms furnished to the Company and written representations from the executive officers and directors, we believe that all of the Company's directors, executive officers and 10% Stockholders made all the necessary filings under Section 16(a) during 1998, except that Mr. Goldsmith had a late filing of Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1998 by (i) our Chief Executive Officer and (ii) our other executive officers (other than the Chief Executive Officer) who were serving as executive officers at December 31, 1998 and had salary and bonus for 1998 of $100,000 or more (three persons) and (iii) two additional individuals who were among the four most highly compensated executive officers during 1998 (other than the Chief Executive Officer) but who were not serving as executive officers at December 31, 1998 (collectively, the "Named Executive Officers"):

                             SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                      AWARD
                                                         ANNUAL COMPENSATION                        -----------
                                   ---------------------------------------------------------        SECURITIES
                                                                                OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITIONS       YEAR       SALARY             BONUS          COMPENSATION         OPTIONS (#)
----------------------------       ----      --------          ---------        ------------        ----------
Carl S Ledbetter                   1998      $209,102                --          $ 59,231(1)               --
  Chief Executive Officer          1997       187,500          $ 36,853          $ 77,924(1)(2)       170,000
                                   1996       175,000                --            61,299(1)          487,919

Jane Zeletes (3 )                  1998       153,333            27,113(4)             --              88,139
  Vice President, Marketing        1997        75,889            41,197(4)            750(5)           53,843

Vishwas Godbole (6)                1998       167,208                --                --             124,186
  Vice President, Engineering      1997        77,798            30,125             5,062(5)          137,976

Daniel E. Steimle (7)              1998        89,204            75,000            68,750(8)            6,250
  Vice President, Finance and      1997        68,750            86,250                --             111,111
  Administration and Chief
  Financial Officer

William Daniher (9 )               1998       105,385            29,300                --             231,279

Gustavo Ezcurra (10)               1998       101,677            57,263(11)            --              20,000
  Vice President, Sales            1997       126,875            97,154(11)         1,129(2)           14,815
                                   1996        17,625            12,835(11)            --              77,876

--------

(1) Includes temporary living expenses paid by the Company of $59,231, $72,000 and $61,299 to Mr. Ledbetter in 1998, 1997 and 1996, respectively.
(2) Includes value of stock bonuses of $5,924 and $1,129 for Messrs. Ledbetter and Ezcurra, respectively.
(3)  Ms. Zeletes joined the Company in March 1997 and left in March 1999.
(4)  Commissions paid in 1998 and 1997.
(5) Includes value of stock bonuses of $5,062 and $750 for Mr. Godbole and Ms. Zeletes, respectively.
(6)  Mr. Godbole joined the Company in May 1997 and left in April 1999.
(7)  Mr. Steimle joined the Company in July 1997 and left in May 1998.
(8)  Severance pay for Mr. Steimle.
(9)  Mr. Daniher joined the Company in May 1998 and left in March 1999.
(10) Mr. Ezcurra joined the Company in September 1996 and left in July 1998.
(11) Includes commissions of $57,268 in 1988,$94,904 in 1997 and $12,835 in
     1996.

     In November 1998, Mr. Goldsmith joined the Company as Vice President, Finance and Chief Financial Officer. Under the terms of his employment, he received a salary of $175,000 per annum and options to purchase 275,000 shares of Common Stock at $2.19 per share and vesting over four years, and he will be entitled to receive bonuses in 1999 if we meet certain corporate milestones, including completing the audit of our financial statements, filing with the Securities and Exchange Commission the annual and quarterly reports required under the Exchange Act, holding an annual stockholders meeting, resumption of trading on Nasdaq, resolving the class action lawsuits that have been brought against us, obtaining certain financing and consummating the sale of the Company within certain parameters. If all the milestones are met within the time period specified, the aggregate amount of the bonuses could be approximately $220,000.

     The following table sets forth further information regarding option grants during 1998 pursuant to our Executive Officer Plan and our 1996 Equity Incentive Plan to each of the Named Executive Officers. The table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five or ten year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term:


                                OPTION GRANTS IN 1998

                                                                                        POTENTIAL REALIZABLE
                        NUMBER OF     PERCENTAGE OF                                      VALUE  AT ASSUMED
                       SECURITIES     TOTAL OPTIONS                                        ANNUAL RATES OF
                       UNDERLYING      GRANTED TO      EXERCISE                        STOCK PRICE APPRECIATION
                        OPTIONS         EMPLOYEES        PRICE          EXPIRATION        FOR OPTION TERM (2)
NAME                   GRANTED (1)      IN 1998        PER SHARE           DATE           5%           10%
----                   -----------    -------------   -----------       ----------     -------      --------
Carl S. Ledbetter           --            --              --                --             --           --

Jane Zeletes            10,000            0.67        $   5.00           01/21/03       13,814       30,526
                        78,139            5.24            2.19           09/09/03       47,279      104,473

Vishwas Godbole         20,000            1.34            5.00           01/21/03       27,628       61,051
                       104,186            6.99            2.19           09/09/03       63,038      139,298

Daniel E. Steimle        6,250            0.42            5.00           01/21/03        8,634       19,078

William Daniher         75,000            5.03            6.00           05/07/03      124,326      274,729
                       156,643           10.50            2.19           09/09/03        94778      209,434

Gustavo Ezcurra         20,000            1.34            5.00           01/21/03       27,628       61,051

-----------------
(1) Options granted pursuant to the Executive Officer Plan and the 1996 Equity Incentive Plan in 1998 generally have been incentive stock options or non-qualified stock options that were granted at fair market value and vest over a four-year period so long as the individual is employed by the Company. Options granted to executive officers generally expire five years from the date of grant.
(2) The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices.

     The following table sets forth the number of shares acquired upon the exercise of stock options during 1998 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1998. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 1998 ($0.50) as determined by the Board of Directors.


               AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END VALUES

                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                            SHARES                          OPTIONS AT YEAR-END                AT YEAR-END
                          ACQUIRED ON       VALUE     --------------------------------     --------------------------
NAME                      EXERCISE(#)      REALIZED   EXERCISABLE        UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                      -----------      --------   -----------        -------------     -----------  -------------
Carl S. Ledbetter             --             --            394,854             236,064           --             --

Jane Zeletes                  --             --             21,158             120,685           --             --

Vishwas Godbole               --             --             58,823             202,392           --             --

Daniel E. Steimle             --             --             43,285                  --           --             --

William Daniher               --             --             10,938             220,341           --             --

Gustavo Ezcurra             25,000         $27,750            --                  --             --             --

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending meetings of the Board of Directors. Each director who is not an employee is eligible to participate in our 1997 Directors Stock Option Plan (the "Directors Plan"). Each eligible director who first becomes a director on or after our initial public offering in November 1997 will initially be granted an option for 15,000 shares (an "Initial Grant") on the later of the effective date of the initial public offering or the date such director first becomes a director. At each annual meeting of stockholders thereafter, each eligible director will automatically be granted an additional option to purchase 5,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director's Initial Grant (or since the effective date of the initial public offering if such director did not receive an Initial Grant). All options issued under the Directors Plan will vest as to 25% of the shares on each anniversary of the date of grant, provided the optionee continues as a member of the Board of Directors or as a consultant to the Company. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant. To date, no director has been eligible to participate under the Director Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee of the Board of Directors was an officer or employee of the Company during 1998. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information to the extent known by us with respect to beneficial ownership of our Common Stock as of December 31, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group.


                                                      NUMBER OF SHARES               PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED (1)         BENEFICIALLY OWNED
------------------------                              ----------------------         --------------------
Intel Corporation (2)                                    1,207,020                            8.0%
James R. Flach
   Accel Partners (3)                                      879,562                            5.8
Douglas M. Leone
 Sequoia Capital (4)                                       870,691                            5.8
Strachman Family Revocable Trust (5)                       834,210                            5.5
Carl S. Ledbetter (6)                                      423,363                            2.8
Gary M. Lauder (7)                                         276,049                            1.8
Vishwas Godbole (8)                                         66,303                             *
Gustavo Ezcurra (9)                                         25,000                             *
Jane Zeletes (10)                                           23,950                             *
William Daniher (11)                                        14,063                             *
Stephen E. Halprin (12)                                      2,160                             *
Danial E. Steimle                                               --                             *
All executive officers and directors
 as a group (10 persons) (13)                            2,580,215                           17.1


----------------
*    Represents less than 1% of the Company's outstanding Common Stock.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 1998, are deemed to be outstanding and to be beneficially owned by the person holding such options warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Intel's address is 2200 Mission College Boulevard, Santa Clara, CA 95052.

(3)  Represents ownership by the following entities associated with Accel
     Partners: 545,193 shares and 250,677 shares subject to warrants held by Accel IV, L.P., 25,594 shares and 11,769 shares subject to warrants held by Accel Investors '95 L.P., 13,095 shares and 6,022 shares subject to warrants held by Ellmore C. Patterson Partners, 11,309 shares and 5,202 shares subject to warrants held by Accel Keiretsu L.P. Also includes 10,701 shares subject to options exercisable within 60 days of December 31, 1998 held by Mr. Flach granted in connection with services performed by Mr. Flach for the Company. Mr. Flach, a director of the Company, is an executive partner of Accel Partners and holds no voting or dispositive power with respect to any of these shares. The address of Mr. Flach and the Accel partnerships is 428 University Ave., Palo Alto, CA 94301.

(4) Represents 595,191 shares and 275,497 shares subject to warrants held by Sequoia Capital VI, 29,761 shares and 13,776 shares subject to warrants held by Sequoia Technology Partners VI, ("STP VI"), 16,932 shares and 440 shares subject to warrants held by Sequoia XXIV and 6,877 shares and 10,581 shares subject to warrants held by Sequoia 1995. Mr. Leone, a director of the Company, is a general partner of STP VI and of the general partner of Sequoia Capital VI. The address of Mr. Leone and the Sequoia funds is 3000 Sand Hill Road, Menlo Park, CA 94025.

(5) Mr. Strachman, a trustee of the Strachman Family Revocable Trust, was a co-founder of the Company and served as its President and Chief Executive Officer from June 1990 until his resignation in July 1995. Mr. Strachman resigned as a director in February 1998. Mr. Strachman's address is c/o Ultracom Communications, Inc., 21580 Stevens Creek Blvd., Cupertino, CA 95014.

(6) Includes 422,266 shares subject to options exercisable within 60 days of December 31, 1998. Mr. Ledbetter is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

(7)  Mr. Lauder is a director of the Company.

(8) Includes 65,366 shares subject to options exercisable within 60 days of December 31, 1998. Mr. Godbole was Vice President, Engineering. He left the Company in April, 1999.

(9)  Mr. Ezcurra was Vice President, Sales. He left the Company in July, 1998

(10) Includes 23,812 shares subject to options exercisable within 60 days of December 31, 1998. Ms. Zeletes was Vice President, Engineering. She left the Company in March, 1999.

(11) Represents shares subject to options exercisable within 60 days of December 31, 1998.

(12) Does not include 429,852 shares of Common Stock and 66,553 shares subject to warrants held by OSCCO III, L.P., an entity which Mr.Halprin is affiliated with. Mr. Halprin is a director of the Company.

(13) Includes 573,964 shares subject to warrants and 536,208 shares subject to options exercisable within 60 days of December 31, 1998 held by executive officers and directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From January 1, 1998 to the present, there has been no (and there is no currently proposed) transaction or series of similar transactions to which we were (or are to be) a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our Common Stock (or any member of the immediate family of any of the foregoing persons) had (or will have) a direct or indirect interest, (i) except for the compensation arrangements, described in Item 11 and except for the transactions described below.

     In January 1999, we entered into retention agreements with three executive officers, William Daniher, Vishwas Godbole and Jane Zeletes (each of whom has since left the Company), and with Thara Edson, who has since become an executive officer. Under the agreements, as subsequently modified, each officer received an increase in salary and the right to receive a bonus if the Company is sold and the officer continues with the Company through the closing of such sale and for a short time thereafter. The bonus would be from $50,000 to $200,000, depending on the sale price. In addition, Mr. Daniher, Mr. Godbole, Ms. Zeletes and Ms. Edson received options to purchase 231,279, 262,152, 141,982 and 200,000 shares of Common Stock, respectively. Each option has an exercise price of $0.50 per share and vests over four years, except that vesting accelerates in the event of a sale of the Company. The agreements also provide for three months' severance payment in the event that an officer's employment is terminated by the Company without cause.

     In March 1999, we entered into a severance agreement with Mr. Daniher whereby we paid him three months' severance pay upon the termination of his employment, and we agreed that he would receive the contingent bonus and accelerated vesting of stock options provided for in his retention agreement (referred to above) if we are acquired prior to April 1, 2000.

     In May 1999, we granted to Mr. Goldsmith and Ms. Edson additional options to purchase 275,000 and 40,000 shares of Common Stock, respectively, at $0.50 per share and vesting over four years, except that vesting accelerates in the event of a sale of the Company.

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS -- See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 36 of this Report.

2. FINANCIAL STATEMENT SCHEDULES -- See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 36 of this Report.

3. EXHIBITS -- The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

     Exhibit
     Number                           Exhibit Title
     -------                          -------------
      3.01   Registrant's Amended and Restated Certificate of
             Incorporation.  (1)
      3.02   Registrant's Amended and Restated Bylaws.  (2)
     10.01   Amended and Restated Investors Rights Agreement, dated as of
             September 18, 1997 between Registrant and certain investors, as amended October 13, 1997 and as amended November 6, 1997.  (3)
     10.02   Registrant's 1993 Equity Incentive Plan.  (3)(4)
     10.03   Registrant's 1996 Equity Incentive Plan.  (3)(4)
     10.04   Registrant's Executive Officer Incentive Plan.  (3)(4)
     10.05   Registrant's 1997 Equity Incentive Plan.  (3)(4)
     10.06   Registrant's 1997 Directors Stock Option Plan.  (3) (4)
     10.07   Registrant's 1997 Employee Stock Purchase Plan.  (3) (4)
     10.08   Form of Indemnity Agreement entered into by Registrant with each of its directors and officers.  (3)
     10.11   Employment Agreement between Registrant and Carl S. Ledbetter dated January 15, 1996.  (3)(4)
     10.12   Senior Secured Convertible $5.5 Million Debenture Purchase
             Agreement between Registrant and London Pacific Life & Annuity
             Company dated April 30, 1997 and related Senior Secured
             Convertible $5.5 Million Debenture Due 2002 and Security
             Agreement and Senior Secured Convertible $5.5 Million
             Debenture Due. (3)
     10.15   Collaboration Agreement among Registrant, Sharp Corporation and
             Itochu Corporation dated November 25, 1996 and Addendum No. 1 thereto dated November 25, 1996.  (3)

      10.16  Sales and Purchase Agreement between Registrant and Itochu
             Corporation dated January 10, 1997.  (3)(5)
      10.21  Warrant Purchase Agreement by and between Registrant and Alcatel dated as of November 3, 1997.  (3)
     10.22   Employment Letter between Registrant and Dan E. Steimle dated
             July 27, 1997.  (4)(6)
      10.24  Separation Agreement and General Release between the Registrant and Dan E. Steimle dated May 30, 1994.  (4)
      10.25  Sublease between the Rigistrant and Viking Freight, Inc. dated
             February 9, 1998.  (7)
      10.26  Employment Letter from the Registrant to Judson Goldsmith dated
             November 12, 1998.  (4)
      10.27  Product Purchase Agreement between the Registrant and RCN
             Operating Services, Inc. dated June 30, 1997
      23.01  Consent of Independent Auditors for 1998 and 1997
      23.02  Consent of Independent Accountants for 1996
      27.01  Financial Data Schedule.
      27.02  Restated 1997 Financial Data Schedule.

-----------
(1) Incorporated by reference to Exhibit 3.03 to the Registrant's Registration Statement on Form S-1, File No. 333-36001, declared effective by the SEC on November 11, 1997 (the "Form S-1").
(2)  Incorporated by reference to Exhibit 3.05 to the Form S-1.
(3)  Incorporated by reference to the Exhibit with the same number in the Form
     S-1.
(4)  Represents a management contract or compensatory plan.
(5) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.
(6) Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997.
(7) Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, File No. 333-52083 (filed on May 7, 1998

(b)  Reports on Form 8-K.

     The following Current Reports on Form 8-K were filed by the Company during the last three quarters of 1998:

     1. On June 19, 1998, the Company reported under Item 5. "Other Events" that Coopers & Lybrand, the Company's independent accountants at that time, had notified the Company that their reports with respect to the financial statements of the Company as of December 31, 1997, and for the year then ended, and as of September 30, 1997, and for the nine months then ended, should no longer be relied upon.

     2. On July 16, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" and Item 7. "Exhibits" that PricewaterhouseCoopers LLP (successor entity to Coopers & Lybrand) had resigned as the independent accountants of Hybrid Networks, Inc.

     3. On August 17, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" that the Company had engaged Arthur Andersen LLP as the Company's independent accountants to audit the financial statements of the Company as of December 31, 1997 and for the year then ended and to act as the Company's independent accountants on a continuing basis.

     4. On November 17, 1998, the Company reported under Item 5. "Other Events" that Judson W. Goldsmith had been appointed Vice President, Finance and Chief Financial Officer.

     5. On December 2, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" and Item 7. "Exhibits" that Arthur Andersen LLP had resigned as the independent accountants of Hybrid Networks, Inc. Additionally, the Company reported under Item 5. "Other Events" that the Company's securities would be delisted from the NASDAQ Stock Market effective with the close of business December 1, 1998.

     6. On December 23, 1998, the Company reported under Item 4. "Changes In Registrant's Certifying Accountant" that the Company had engaged Hein + Associates LLP as the Company's independent accountants to audit the financial statements of the Company as of December 31, 1997 and for the year then ended and to act as the Company's independent accountants on a continuing basis.

(c)  Exhibits.  See (a)(3) above.

(d)  Financial Statement Schedules.  See (a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 8, 1999                             HYBRID NETWORKS, INC.

                                         By:  /s/ Carl S. Ledbetter
                                              --------------------------
                                              Carl S. Ledbetter
                                              Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                       TITLE                                DATE
---------                                  ---------                            --------
PRINCIPAL EXECUTIVE OFFICER:

/s/ Carl S. Ledbetter                      Chief Executive Officer              June 8, 1999
---------------------------
    Carl S. Ledbetter

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/Judson W. Goldsmith                     President, Chief Operating           June 8, 1999
--------------------------------           Officer, Chief Financial Officer
   Judson W. Goldsmith                     and Secretary

ADDITIONAL DIRECTORS:

/s/ James R. Flach                         Director                             June 8, 1999
------------------------
    James R. Flach

/s/ Stephen E. Halprin                     Director                             June 8, 1999
------------------------------
    Stephen E. Halprin

/s/ Gary M. Lauder                         Director                             June 8, 1999
-------------------------
    Gary M. Lauder

/s/ Douglas M. Leone                       Director                             June 8, 1999
----------------------------
    Douglas M. Leone

                          INDEPENDENT AUDITORS REPORT


To the Stockholders and Board of Directors
Hybird Networks, Inc.
San Jose, California

     Our report on the financial statements of Hybrid Networks, Inc. is included on page 37 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ HEIN + ASSOCIATES LLP
Orange, California
April 23, 1999







                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Hybird Networks, Inc.

Our audit of the financial statements referred to in our report dated August 28, 1997, appearing on page 38 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


                                          PricewaterhouseCoopers LLP

San Jose, California
August 28, 1997

                             HYBRID NETWORKS, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                      Additions           Weighted
                                 Balance at           Charged             Charged                                   Balance
                                  Beginning          to Costs and         to Other                                  at End
 For the year ended:              of Period            Expenses           Accounts           Deductions           of Period
                               ---------------     ---------------     ---------------     ---------------     ---------------
December 31, 1998                     -               $ 200                  -                    -               $ 200
December 31, 1997                     -                   -                  -                    -                   -
December 31, 1996                     -                   -                  -                    -                   -

 INVENTORY RESERVES

                                                      Additions           Weighted
                                 Balance at           Charged             Charged                                   Balance
                                  Beginning          to Costs and         to Other                                  at End
 For the year ended:              of Period            Expenses           Accounts           Deductions           of Period
                               ---------------     ---------------     ---------------     ---------------     ---------------
December 31, 1998                 $3,015              $1,691                  -             $(1,571)              $3,135
December 31, 1997                    256               2,759                  -                    -               3,015
December 31, 1996                    136                 126                  -                  (6)                 256