Form 10-Q
period 1999-03-31
HYBRID NETWORKS INC
filed 1999-06-14
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER:  0-23289

                              HYBRID NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          77-0252931
     -------------------------                          ------------------
     (State or other jurisdiction of                   (I.R.S.  Employer
     incorporation or organization)                    Identification No.)

            6409 Guadalupe Mines Road, San Jose, California 95120
          ---------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/ No   (Such reports are
filed concurrently herewith.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at May  28, 1999:          10,517,399

                              HYBRID NETWORKS, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE NO.
---------------------------------------------------------------          --------

  ITEM 1.   CONDENSED FINANCIAL STATEMENTS

            Condensed Balance Sheets as of March 31, 1999
              and December 31, 1998 (unaudited)                             3

            Condensed Statements of Operations for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)                     4

            Condensed Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)                     5

            Notes to Unaudited Condensed Financial Statements               6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                    11

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                  25

PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                             26

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              28

SIGNATURES                                                                29

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)


                                                                               March 31,    Dec. 31,
                                                                                 1999         1998
                                         ASSETS                               -----------  -----------
Current assets:
     Cash and cash equivalents                                                $     2,837  $     3,451
     Restricted cash                                                                    -          515
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 1999 and 1998                                                       616        1,433
     Inventories                                                                    3,064        5,224
     Prepaid expenses and other current assets                                      1,212          864
                                                                              -----------  -----------
             Total current assets                                                   7,729       11,487
Property and equipment, net                                                         3,114        3,438
Intangibles and other assets                                                          467          495
                                                                              -----------  -----------
             Total assets                                                     $    11,310  $    15,420
                                                                              ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                      $     5,500  $     5,500
   Current portion of capital lease obligations                                       440          465
   Accounts payable                                                                 1,107        2,063
   Accrued liabilities and other                                                    4,477        4,271
                                                                              -----------  -----------
             Total current liabilities                                             11,524       12,299
Capital lease obligations, less current portion                                       262          365
Other long-term liabilities                                                            74           54
                                                                              -----------  -----------
             Total liabilities                                                     11,860       12,718
                                                                              -----------  -----------
Commitments and Contingencies

Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1999 or 1998                                  -            -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,470 shares in 1999 and
       10,473 shares in 1998                                                           10           10
   Additional paid-in capital                                                      66,262       66,261
   Accumulated deficit                                                            (66,822)     (63,569)
                                                                              -----------  -----------
             Total stockholders' equity (deficit)                                    (550)       2,702
                                                                              -----------  -----------
             Total liabilities and stockholders' equity (deficit)             $    11,310  $    15,420
                                                                              ===========  ===========



             The accompanying notes are an integral part of these
                       condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                 1999         1998
                                                                              -----------  -----------
                                                                                           (restated)
 Net sales                                                                    $     4,123  $    2,706
 Cost of sales                                                                      4,264       3,338
                                                                              -----------  -----------
 Gross loss                                                                          (141)       (632)
                                                                              -----------  -----------
 Operating expenses:
   Research and development                                                         1,379       2,498
   Sales and marketing                                                                618         954
   General and administrative                                                         912         928
                                                                              -----------  -----------
      Total operating expenses                                                      2,909       4,380
                                                                              -----------  -----------
        Loss from operations                                                       (3,050)     (5,012)
 Interest income and other expenses, net                                                5         402
 Interest expense                                                                    (208)       (224)
                                                                              -----------  -----------
        NET LOSS                                                                   (3,253)     (4,834)

 Other comprehensive loss:
   Reclassification for gain included in net loss                                       -         (92)
                                                                              -----------  -----------
        Total comprehensive loss                                              $    (3,253) $   (4,926)
                                                                              ===========  ===========

 Basic and diluted net loss per share                                         $     (0.31) $    (0.47)
                                                                              ===========  ===========

 Shares used in basic and diluted per share calculation                            10,470      10,353
                                                                              ===========  ===========









             The accompanying notes are an integral part of these
                        condensed financial statements.

HYBRID NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      ------------------------
                                                                                         1999         1998
                                                                                      -----------  -----------
                                                                                                   (restated)
 Cash flows from operating activities:
   Net loss                                                                           $    (3,253) $    (4,834)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           349          791
      Provision for doubtful accounts                                                           -           50
      Provision for excess and obsolete inventory                                               -           17
      Change in assets and liabilities:
        Restricted cash                                                                       515         (501)
        Accounts receivable                                                                   817         (734)
        Inventories                                                                         2,160       (1,664)
        Prepaid expenses and other assets                                                    (345)        (160)
        Accounts payable                                                                     (956)        (205)
        Accrued liabilities and other                                                         226         (176)
                                                                                      -----------  -----------
        Net cash used in operating activities                                                (487)      (7,416)
                                                                                      -----------  -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                                           -          (54)
   Purchase of short-term investments                                                           -      (11,772)
                                                                                      -----------  -----------
        Net cash used in investing activities                                                   -      (11,826)
                                                                                      -----------  -----------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                    (128)        (107)
   Net proceeds from issuance of common stock                                                   1           27
                                                                                      -----------  -----------
        Net cash used in financing activities                                                (127)         (80)
                                                                                      -----------  -----------
 Decrease in cash and cash equivalents                                                       (614)     (19,322)
 Cash and cash equivalents, beginning of period                                             3,451       26,158
                                                                                      -----------  -----------
 Cash and cash equivalents, end of period                                             $     2,837  $     6,836
                                                                                      ===========  ===========
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Property and equipment acquired under capital leases                               $         -  $      (122)

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                      $       193  $       189
   Income taxes paid                                                                            1            1





             The accompanying notes are an integral part of these
                       condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999, the statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the first quarter of 1999 and the years ended December 31,1998, 1997 and 1996, the Company incurred net losses of $3,253,000, $24,625,000, $21,602,000 and
$8,515,000, respectively. Additionally, the Company had an accumulated deficit of $66,822,000 as of March 31, 1999 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. Additionally, the Company is subject to a number of lawsuits involving substantial dollar amounts, and is subject to an official investigation by the Securities and Exchange Commission regarding its financial reporting practices. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

     The Company undertook and completed extensive procedures related to recognition of product sales in 1997 and the first quarter of 1998. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of product shipments were improperly reported as sales in the aforementioned periods.

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

    As a result of the above, the statement of operations for the three months ended March 31, 1998 has been restated as follows:


                                                   Three Months Ended
                                                     March 31, 1998
                                             -------------------------------
                                                                  Previously
                                               Restated            Reported
                                             ------------         ----------

Net sales                                     $     2,706          $     915

Cost of sales                                       3,338              1,181
                                             ------------         ----------
    Gross loss                                       (632)              (266)
                                             ------------         ----------
Operating expenses:
  Research and development                          2,498              2,042
  Sales and marketing                                 954                977
  General and administrative                          928              2,017
                                             ------------         ----------
    Total operating expenses                        4,380              5,036
                                             ------------         ----------
      Loss from operations                         (5,012)            (5,302)
Interest income and other
  expenses, net                                       402                302
Interest expense                                     (224)              (224)
                                             ------------         ----------
      Net loss                                $    (4,834)         $  (5,224)
                                             ============         ==========
Basic and diluted loss per share              $     (0.47)         $   (0.51)
                                             ============         ==========
Shares used in basic and diluted
  per share calculation                            10,353             10,353
                                             ============         ==========


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

INVENTORIES

     Inventories comprise the following:

                                                   March 31,    Dec. 31,
                                                     1999         1998
                                                  -----------  -----------
 Raw materials                                    $     1,305  $     1,371
 Work in progress                                         325          386
 Finished goods                                         1,434        3,467
                                                  -----------  -----------
                                                  $     3,064  $     5,224
                                                  ===========  ===========

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

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PricewaterhouseCoopers, LLP (PwC), the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

     In March 1999, the Company and the other parties (other than PwC) to the state class action lawsuits and the federal class action lawsuits reached an agreement in principle to settle the lawsuits. The agreement is subject to the parties' entering into a binding stipulation of settlement and approval by the U.S. District Court for the Northern District of California. Under the agreement in principle, (i) the Company's insurers would pay $8.8 million on the Company's behalf (and on behalf of the other officer and director defendants), (ii) the Company would issue 3.0 million shares of Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of the Company's Common Stock that are then outstanding), (iii) if the Company is acquired within nine months after March 9, 1999, the date of the agreement in principle, then, in addition to the consideration referred to in (i) and
(ii), the Company would pay to the plaintiffs an amount equal to 10% of the consideration received by the Company's stockholders in the acquisition. As a result of the agreement in principle and a related agreement between the Company and its insurers, the Company has paid, and will not be reimbursed by its insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by our insurance, and the Company will not have insurance coverage for the attorneys fees and expenses relating to the settlement that it incurs in the future. As of December 31, 1998, the Company has accrued $1,547,000 for the value of the 3,000,000 shares to be issued in the settlement.

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

     Due to our diminishing capital resources (See "Liquidity and Capital Resources"), during the first quarter of 1999 we reduced our expenditures for research and development and sales and marketing. In February 1999, we implemented a reduction in force. As of April 30, 1999, the number of our full-time employees had been reduced to 32, from 87 full-time employees at December 31, 1998

RESTATEMENT OF OUR FINANCIAL STATEMENTS

     In May and June 1998, we and PwC, our independent auditors, engaged in a review of our financial statements for 1997 and the first quarter of 1998. On June 18, 1998, we announced that PwC had notified us that its audit reports on our 1997 financial statements should no longer be relied upon and that we and they were continuing to review those financial statements. On July 9, 1998, PwC resigned as our independent auditors, stating that it believed our 1997 financial statements should be restated but that, although there had been no disagreements between PwC and us on any matter of our accounting principles, practices, financial statement disclosure or auditing procedure, PwC would not continue as our independent auditors to address the restatement.

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

     In December 1998, we engaged Hein + Associates LLP ("Hein") as our independent auditors. During the review of our financial statements in conjunction with Hein (and earlier with PwC and AA), we became aware of errors and irregularities that caused our financial statements for 1997 and the first quarter of 1998 to be misstated, particularly with respect to the timing and amount of our sales in 1997 and the first quarter of 1998. We also concluded that the financial effects of warrants issued by us in 1997 had not been properly reflected in our financial statements. Our financial statements for 1997 and the first quarter of 1998 have been restated to correct these errors. As a result of the restatement, net sales for the first quarter of 1998 was increased from $915,000 to $2,706,000, gross loss was $632,000 rather than a gross loss of $266,000, and net loss was reduced to $4,834,000 from $5,224,000.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     1999         1998
                                                  ------------------------
Net Sales                                              100.0%       100.0%
Cost of sales                                          103.4%       123.4%
                                                  -----------  -----------
     Gross margin                                       -3.4%       -23.4%
                                                  -----------  -----------
Operating expenses
     Research and development                           33.5%        92.3%
     Sales and marketing                                15.0%        35.2%
     General and administrative                         22.1%        34.3%
                                                  -----------  -----------
        Total operating expenses                        70.6%       161.8%
                                                  -----------  -----------
           Loss from operations                        -74.0%      -185.2%

Interest income and other expense, net                   0.1%        14.9%
Interest expense                                        -5.0%        -8.3%
                                                  -----------  -----------
        Net loss                                       -78.9%      -178.6%
                                                  ===========  ===========


     NET SALES. Our net sales increased by 52% to $4,123,000 for the quarter ended March 31, 1999 from $2,706,000 for the quarter ended March 31, 1998. The increase is due to increased shipments to customers and to an increase in average selling prices for modems.

     For the three months ended March 31, 1999, broadband wireless systems operators, cable system operators and ISPs accounted for 43%, 39% and 18% of net sales, respectively. During the same period in 1998, ISPs accounted for 5% of net sales, broadband wireless system operators accounted for 52% of net sales and cable system operators accounted for 43% of net sales. There were no international sales in the first quarter of 1999 or 1998. The Company had four customers that accounted for 20%, 19%, 17% and 10% of net sales during the first quarter of 1999. The Company had three customers that accounted for 25%, 16% and 11% of net sales during the first quarter of 1998.

     GROSS MARGIN. Gross margin was a negative 3.4% and a negative 23.4% of net sales for the quarters ended March 31, 1999 and 1998, respectively. The improved gross margin was primarily a result of the aforementioned increase in average selling prices.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of its existing products. Research and development expenses decreased 45% to $1,379,000 for the quarter ended
March 31, 1999 from $2,498,000 for the quarter ended March 31, 1998. Research and development expenses as a percentage of net sales were 33.5% and 92.3% for the first quarters of 1999 and 1998, respectively. Research and development expenses decreased primarily due to reduced employee headcount and related expenses.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 35% to $618,000 for the quarter ended March 31, 1999 from $954,000 for the quarter ended March 31, 1998. Sales and marketing expenses as a percentage of net sales were 15.0% and 35.2% for the first quarters of 1999 and 1998, respectively. Sales and marketing expenses decreased primarily due to reduced employee headcount and related expenses and refocus of the business to wireless products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses decreased 2% to $912,000 for the quarter ended
March 31, 1999 from $928,000 for the quarter ended March 31, 1998. General and administrative expenses as a percentage of net sales were 22.1% and 34.3% for the first quarters of 1999 and 1998, respectively. The general and administrative expenses remained relatively constant as we were working on getting our financial statements audited and settling the class action litigation.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $203,000 and earned net interest income of $178,000 during the three months ended March 31, 1999 and 1998, respectively. In 1998, we earned $402,000 in interest income against $5,000 in 1999 due to reduced average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. Despite our initial public offering in November 1997 and other debt and equity financing during 1997 in which we raised $42,507,000 in net proceeds, by March 31, 1999, our cash and cash equivalents had been reduced to $2,837,000 (from $27,148,000 as of December 31, 1997 and $3,451,000 as of December 31, 1998),
our working capital was negative $3,795,000 and we were (and continue to be) in default under the terms of the $5.5 million debenture.

     Net cash used in operating activities was $487,000 and $7,416,000 during the first quarters of 1999 and 1998, respectively. The net cash used in operating activities in the first quarter of 1999 was primarily due to our net loss of $3,253,000, partially offset by a reduction in inventories of $2,160,000, a decrease in other net current assets related to operating activities, and non-cash charges. Net cash used in operations in the first quarter of 1998 was primarily the result of our net loss of $4,834,000 and an increase of $3,440,000 in net current assets related to operating activities, partially offset by non-cash charges of $858,000.

     There were substantially no investing activities during the first quarter of 1999. Net cash used in investing activities was $11,826,000 in the first quarter of 1998, primarily as a result of the purchases of short-term investments of $11,772,000. We have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At March 31, 1999, we had no material commitments for capital expenditures.

     Net cash used by financing activities of $127,000 and $80,000 in the first quarters of 1999 and 1998, respectively, was primarily the result of repayment of capital lease obligations, partially offset by net proceeds from issuance of common stock, in each of these periods.

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

     WE WILL NEED ADDITIONAL CAPITAL SOON TO CONTINUE IN BUSINESS.

     Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources are now largely depleted. We are not in compliance with certain terms of the $5.5 Million Debenture, and, as a result, the holder of the debenture may declare a default under the debenture at any time. We currently do not have the capital resources to make such payment. Should we fail to make payment on demand, the debenture holder may elect, subject to certain restrictions and limitations, to exercise its security interest in all our assets, which may involve the seizure and sale of our assets. We will nonetheless need to raise additional capital in order to continue in operation. Our ability to raise additional capital has been limited by a number of factors, including (i) our noncompliance with certain terms of the $5.5 Million Debenture, (ii) our not having audited financial statements for 1997 or 1998 or quarterly reports for the second and third quarter of 1999 and the first quarter of 1999, (iii) our Common Stock being delisted from the Nasdaq National Market and not traded on any other public market (except for a small number of sales on the Pink Sheets which have occurred without our consent), (iv) the state and federal class action litigation and the Securities and Exchange Commission investigation that are pending against us (although we have agreed in principle to settle the class action litigation, that agreement is not yet final), (v) uncertainty which the foregoing has caused regarding our financial condition and results of operations, (vi) the adverse effect which the foregoing has had on sales to our customers, (vii) the disruption in our management and our employees caused by the foregoing, including the substantial reduction in force we implemented in February 1999, (viii) our history of heavy losses and (ix) the other risk factors referred to herein. We can give no assurance that, within a short period of time, we will be able to raise the additional capital we need or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

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

     OUR LIMITED OPERATING HISTORY AND HEAVY LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $66,822,000 as of March 31, 1999 and $63,569,000 as of December 31, 1998. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in the past and the price pressures on sales of our products continues. We expect to incur losses for the foreseeable future.

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

     We are dependent upon certain key suppliers for a number of the components for our 64QAM products. For example, we have only one vendor, BroadCom Corporation, for the 64QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom, which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products and has indicated that they might stop supplying these components to us, although it has not yet done so. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in the costs for components, or our inability to reduce component costs, could hurt our business.

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

     WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     A small number of customers has accounted for a large portion of our net sales, and we expect this trend to continue. Our headend equipment and modems do not operate with other companies' headend equipment or modems, and, as a result, we are typically the sole source provider to our customers. In the first quarter of 1999, RCN Corporation, PCTV-Speedchoice, Bay Area Cable and Knology holdings accounted for 20%, 19%, 17% and 10% of our net sales, respectively. In 1998, RCN Corporation and Knology Holdings, Inc. accounted for 25% and 13% of our net sales, respectively. In 1997, RCN Corporation and Jones Intercable accounted for 13% and 12% of our net sales, respectively. The fact that our customer base is highly concentrated increases our risk of loss as a result of the loss of any of our principal customers. In 1998, Jones Intercable was sold to Comcast and ceased purchasing our products, which adversely affected our business. There is no assurance that RCN, Knology or our other principal customers will continue as our customers. The loss of either of these customers or any of our other principal customers would hurt our business.

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

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     We rely on a combination of patent, trade secret, copyrights and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party (See Item
1 "Legal Proceedings."). We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:


     Exhibit No.         Description of Exhibit
     -----------         ----------------------

     10.24               Registrant's 1999 Officer Stock Option Plan.  (1)

     10.28               Registrant's 1999 Stock option Plan.

     10.29               Modification of Retention Bonus Agreements dated
                         January 6, 1999 between the Registrant and (a) William
                         M. Daniher, (b) Thara M. Edson, (c) Vishwas Godbole and
                         (d) Jane Zeletes.  (1)

     10.30               Separation Agreement and General Release between the
                         Registrant and William M. Daniher dated March 17,
                         1999.  (1)

     27.01               Financial Data Schedule.
     27.02               Restated Financial Data Schedule for the First
                         Quarter of 1998


----------------

(1) Represents a mangement contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the first quarter of 1999.

                              HYBRID NETWORKS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June __, 1999                   HYBRID NETWORKS, INC.




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