Form 10-Q
period 1999-06-30
HYBRID NETWORKS INC
filed 1999-08-11
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30,  1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER:  0-23289

                              HYBRID NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    77-0252931
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

              6409 Guadalupe Mines Road, San Jose, California 95120
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 323-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common shares outstanding at June 30, 1999: 10,544,365

                               HYBRID NETWORKS, INC.
                                       INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE NO.
------------------------------                                              --------
  ITEM 1.   FINANCIAL STATEMENTS

            Unaudited Condensed Balance Sheets as
            of June 30, 1999 and December 31, 1998                             3

            Unaudited Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 1999 and 1998                  4

            Unaudited Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998                            5

            Notes to Unaudited Condensed Financial Statements                  6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                     10

  ITEM 3.   QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                     25


PART II.    OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                                 26

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  29


SIGNATURES                                                                    30


     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)


                                                                        June 30,       Dec. 31,
                                                                          1999           1998
                                         ASSETS                         --------       --------
Current assets:
     Cash and cash equivalents                                          $  2,065       $  3,451
     Restricted cash                                                                        515
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 1999 and 1998                                              698          1,433
     Inventories                                                           2,408          5,224
     Prepaid expenses and other current assets                               610            864
                                                                        --------       --------
             Total current assets                                          5,781         11,487
Property and equipment, net                                                2,806          3,438
Intangibles and other assets                                                 441            495
                                                                        --------       --------
             Total assets                                               $  9,028       $ 15,420
                                                                        --------       --------
                                                                        --------       --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                $  5,500       $  5,500
   Current portion of capital lease obligations                              415            465
   Accounts payable                                                        1,685          2,063
   Accrued liabilities and other                                           5,210          4,271
                                                                        --------       --------
             Total current liabilities                                    12,810         12,299
Capital lease obligations, less current portion                              171            365
Other long-term liabilities                                                   94             54
                                                                        --------       --------
             Total liabilities                                            13,075         12,718
                                                                        --------       --------
Commitments and Contingencies

Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1999 or 1998                        --             --
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,544 shares in 1999 and
       10,473 shares in 1998                                                  11             10
   Additional paid-in capital                                             67,253         66,261
   Accumulated deficit                                                   (71,311)       (63,569)
                                                                        --------       --------
             Total stockholders' equity (deficit)                         (4,047)         2,702
                                                                        --------       --------
             Total liabilities and stockholders' equity (deficit)       $  9,028       $ 15,420
                                                                        --------       --------
                                                                        --------       --------

The accompanying notes are an integral part of these condensed financial statements .

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)



                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                            -----------------------       -----------------------
                                                              1999           1998           1999           1998
                                                            --------       --------       --------       --------
Net sales                                                   $  3,004       $  2,243       $  7,127       $  4,949
Cost of sales                                                  4,349          2,730          8,612          6,068
                                                            --------       --------       --------       --------
Gross loss                                                    (1,345)          (487)        (1,485)        (1,119)
                                                            --------       --------       --------       --------
Operating expenses:
  Research and development                                       932          3,335          2,311          5,833
  Sales and marketing                                            404            936          1,022          1,890
  General and administrative                                   1,601          1,896          2,513          2,824
                                                            --------       --------       --------       --------
     Total operating expenses                                  2,937          6,167          5,846         10,547
                                                            --------       --------       --------       --------
       Loss from operations                                   (4,282)        (6,654)        (7,331)       (11,666)
Interest income and other expenses, net                           --            256              4            658
Interest expense                                                (207)          (235)          (415)          (459)
                                                            --------       --------       --------       --------
       NET LOSS                                               (4,489)        (6,633)        (7,742)       (11,467)

Other comprehensive loss:
  Reclassification for gain included in net loss                  --             --             --            (92)
                                                            --------       --------       --------       --------
       Total comprehensive loss                             $ (4,489)      $ (6,633)      $ (7,742)      $(11,559)
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------
Basic and diluted net loss per share                        $  (0.43)      $  (0.64)      $  (0.74)      $  (1.10)
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------
Shares used in basic and diluted per share calculation        10,507         10,395         10,492         10,378
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   -----------------------
                                                                                     1999           1998
                                                                                   --------       --------
Cash flows from operating activities:
  Net loss                                                                         $ (7,742)      $(11,467)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      687          1,085
     Sales discounts recognized on issuance of warrants                                 407             --
     Compensation recognized on issuance of stock and stock options                     539             --
     Provision for doubtful accounts                                                     --            100
     Provision for excess and obsolete inventory                                        529             --
     Write off technology license                                                        --          1,283
     Change in assets and liabilities:
       Restricted cash                                                                  515           (506)
       Accounts receivable                                                              735           (497)
       Inventories                                                                    2,287         (2,533)
       Prepaid expenses and other assets                                                254           (190)
       Accounts payable                                                                (379)           917
       Other long term liabilities                                                       40             --
       Accrued liabilities and other                                                    939           (668)
                                                                                   --------       --------
       Net cash used in operating activities                                         (1,189)       (12,476)
                                                                                   --------       --------
Cash flows from investing activities:
  Purchase of property and equipment                                                     --         (2,938)
  Disposal of property and equipment                                                     --             17
  Purchase of short-term investments                                                     --        (11,772)
  Proceeds from disposal of short-term investments                                       --         11,166
                                                                                   --------       --------
       Net cash used in investing activities                                             --         (3,527)
                                                                                   --------       --------
Cash flows from financing activities:
  Repayment of capital lease obligations                                               (244)          (160)
  Net proceeds from issuance of common stock                                             47             53
                                                                                   --------       --------
       Net cash used in financing activities                                           (197)          (107)
                                                                                   --------       --------
Decrease in cash and cash equivalents                                                (1,386)       (16,110)
Cash and cash equivalents, beginning of period                                        3,451         26,158
                                                                                   --------       --------
Cash and cash equivalents, end of period                                           $  2,065       $ 10,048
                                                                                   --------       --------
                                                                                   --------       --------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                             $     --       $    212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                    $    415       $    418
  Income taxes paid                                                                       1              1


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the first half of 1999 and the years ended December 31, 1998, 1997, and 1996, the Company incurred net losses of $7,742,000, $24,625,000, $21,602,000, and $8,515,000, respectively.
The Company had an accumulated deficit of $71,311,000 as of June 30, 1999 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. Additionally, the Company is subject to a number of lawsuits involving substantial dollar amounts, and is subject to an official investigation by the Securities and Exchange Commission regarding its financial reporting practices. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.


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

INVENTORIES

     Inventories comprise the following:

                                                      June 30,        Dec. 31,
                                                        1999            1998
                                                      -------         -------
 Raw materials                                          $ 429          $1,371
 Work in progress                                         442             386
 Finished goods                                         1,537           3,467
                                                      -------         -------
                                                      $ 2,408          $5,224
                                                      -------         -------
                                                      -------         -------


CONTINGENCIES

CLASS ACTION LITIGATION

     In June 1998, five class action lawsuits were filed in Santa Clara County Superior Court, California against us, our five directors (one of whom is an officer), two former officers and one former director. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in our initial public offering, but the underwriters have since been dismissed from the cases.

      The complaints in these lawsuits claim that the we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements we used in connection with our initial public offering and the financial statements we issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also allege that we and the other defendants made these misrepresentations in order to inflate the price of our stock for the initial public offering and during the class period. We and the other defendants denied the charges of wrongdoing.

      The parties have agreed to settle these lawsuits as discussed below.

      In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PwC, our former independent auditors. (The underwriters in our initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that we and the other defendants violated various provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

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

     In March 1999, we and the other parties to the state class action lawsuits and the federal class action lawsuits (other than Pricewaterhouse Coopers(PwC)) reached an agreement in principle to settle the lawsuits. In June 1999, the parties signed a formal stipulation of settlement and the court preliminarily approved the settlement. Under the agreement, (i) our insurers would pay $8.8 million on our behalf (and on behalf of the other officer and director defendants), (ii) we would issue 3.0 million shares of our Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of our Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of our Common Stock that are then outstanding), (iii) if we are acquired prior to December 3, 1999, then, in addition to the consideration referred to in (i) and (ii), we would pay to the plaintiffs an amount equal to 10% of the consideration received by our stockholders in the acquisition. As a result of the agreement and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorney's fees and other litigation expenses that would otherwise be covered by its insurance, and we will not have insurance coverage for the attorney's fees and expenses relating to the settlement that we incur in the future. The hearing on the court's final approval of the settlement is to be held in August 1999.

 SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of us and unidentified individuals with respect to our financial statements and public disclosures. We have been producing documents in response to the Securities and Exchange Commission's subpoena and are cooperating with the investigation. A number of current and former officers and employees have testified or may testify before the Securities and Exchange Commission's staff.

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

     In January 1999, the Company entered into a settlement agreement with Com21, Inc. and Celestica, Inc. whereby the patent lawsuits were settled. Pursuant to the agreements, the Company granted Com21 and Celestica a nonexclusive license on the Company's patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and the Company granted to Com21 a right of first refusal to purchase the patents in the event that the Company should propose in the future to sell its patents (whether separately or together with the Company's other assets to any third party). The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). To date, the Company has received only small royalties from the license.

LAWSUIT BY PACIFIC MONOLITHICS

     In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, its five directors (one of whom is an officer), a former director (who was subsequently dismissed from the suit), a former officer and PwC. The lawsuit concerns an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleges that the Company wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and the Company had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action.

      In July 1999, the court granted the Company's motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. As a result, Pacific Monolithics must submit its claims against the Company and its directors, former director and former officer and may not proceed with its claims against PwC until the arbitration award is issued. To date, the Company is unaware of any action by Pacific Monolithics to initiate the arbitration proceeding.

      The Company does not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of the arbitration, if brought, will have a material adverse impact on the Company's financial statements.

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

      The market for high speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. Our ability to develop and offer competitive products on a timely basis that satisfy industry demands, such as for two-way QPSK, or industry standards such as DOCSIS, could have a material effect on our business. In addition, the market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. If we are unable to continue to reduce costs quickly enough, our profitability will be adversely affected. Our profitability is also affected by the sales mix of headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headend routers. Due to current customer demand, we anticipate that the sales mix of modems will be weighted toward lower-margin modems in the foreseeable future. As a result, our gross margins, and our business, could be adversely affected.

     Due to our diminishing capital resources (See "--Liquidity and Capital Resources"), during the first quarter of 1999 and continuing through the second quarter, we reduced our expenditures for research and development and sales and marketing. In February 1999, we implemented a reduction in force. As of June 30, 1999, the number of our full-time employees had been reduced to 33 from 87 full-time employees at December 31, 1998


RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:


                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                            -----------------       ------------------
                                             1999        1998        1999        1998
                                            -----       -----       -----       -----
Net Sales                                   100.0%      100.0%      100.0%      100.0%
Cost of sales                               144.8%      121.7%      120.9%      122.6%
                                            -----       -----       -----       -----
     Gross margin                           -44.8%      -21.7%      -20.9%      -22.6%
                                            -----       -----       -----       -----
Operating expenses
     Research and development                31.0%      148.7%       32.4%      117.9%
     Sales and marketing                     13.4%       41.7%       14.3%       38.2%
     General and administrative              53.3%       84.5%       35.3%       57.0%
                                            -----       -----       -----       -----
        Total operating expenses             97.7%      274.9%       82.0%      213.1%
                                            -----       -----       -----       -----
           Loss from operations            -142.5%     -296.6%     -102.9%     -235.7%

Interest income and other expense, net        0.0%       11.4%        0.1%       13.3%
Interest expense                             -6.9%      -10.5%       -5.8%       -9.3%
                                            -----       -----       -----       -----
        Net loss                           -149.4%     -295.7%     -108.6%     -231.7%
                                            -----       -----       -----       -----
                                            -----       -----       -----       -----


     NET SALES. Our net sales increased by 33.9% to $3,004,000 for the quarter ended June 30, 1999 from $2,243,000 for the quarter ended June 30, 1998 and increased by 44.0% to $7,127,000 for the six months ended June 30, 1999 from $4,949,000 for the six months ended June 30, 1998. The increases are due to increased modem shipments to customers and to a lesser extent to increases in modem prices. We issued warrants to our two top customers to partially offset the increases in modem prices. We recognized this as sales discounts on the issuance of warrants to customers in the amount of $407,000.

     For the three months ended June 30, 1999, broadband wireless systems operators, cable system operators and ISPs accounted for 32%, 68% and 0% of net sales, respectively. For the three months ended June 30, 1998 wireless system operator, cable system operators, and ISPs accounted for 51%, 42%, and 7%, of net sales, respectively. International sales accounted for 1% of net sales during the three months ended June 30, 1999 and 0% for the comparable period in 1998. We had three customers that accounted for 41%, 28%, and 25% of net sales during the second quarter of 1999. We had three customers that accounted for 21%, 14% and 10% of net sales during the comparable period in 1998.

     GROSS MARGIN. Gross margin was a negative 44.8% and a negative 21.7% of net sales for the quarters ended June 30, 1999 and June 30, 1998, respectively. For the six months ended June 30, 1999 and June 30, 1998, gross margin was a negative 20.9% and a negative 22.6%, respectively. The decreases in gross margin are primarily attributed to changes in product mix from period to period and to a lesser extent related to lower of cost or market reserves for ending modem inventory at June 30, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and programs for improving manufacturability of our existing products. Research and development expenses decreased 72.0% to $932,000 for the quarter ended June 30, 1999 from $3,335,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses decreased 60.4% to $2,311,000 from $5,833,000 for the six months ended June 30, 1998. Research and development expenses as a percentage of net sales were 31.0% and 148.7% for the second quarters of 1999 and 1998, respectively, and were 32.4% and 117.9% for the first half of 1999 and 1998. Research and development expenses decreased primarily due to reduced employee headcount and related expenses due to diminishing capital resources. During the three months ended June 30, 1999, compensation was recognized on the issuance of stock options for employees engaged in research and development amounted to $371,000 for the period.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 56.8% to $404,000 for the quarter ended June 30, 1999 from $936,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses decreased 45.9% to $1,022,000 from $1,890,000 for the six months ended June 30, 1998. Sales and marketing expenses as a percentage of net sales were 13.4 % and 41.7% for the second quarters of 1999 and 1998, respectively, and 14.3% and 38.2% for the first half of 1999 and 1998, respectively. Sales and marketing expenses decreased primarily due to reduced employee headcount and related expenses (resulting from our diminishing capital resources) and the refocusing of the business to wireless products. During the three months ended June 30, 1999, compensation was recognized on the issuance of stock options for employees engaged in sales and marketing amounted to $58,000 for the period.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses decreased 15.6% to $1,601,000 for the quarter ended June 30, 1999 from $1,896,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses decreased 11.0% to $2,513,000 from $2,824,000 for the six months ended June 30, 1998. General and administrative expenses as a percentage of net sales were 53.3% and 84.5% for the second quarters of 1999 and 1998, respectively, and 35.3% and 57.0% for the first six months of 1999 and 1998, respectively. The general and administrative expenses remained relatively high in absolute dollars due to continued work on getting our financial statements audited and work in achieving a settlement of the class action litigation. During the three months ended June 30, 1999, compensation was recognized on the issuance of stock options for employees engaged in administration amounted to $98,000 for the period.

     INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $207,000 for the three months ended June 30, 1999 and we earned net interest income of $21,000 during the three months ended June 30, 1998. For the six months ended June 30, 1999, we incurred net interest expense of $411,000 compared to net interest income of $199,000 during the six months ended June 30, 1998. The reduction in net interest income was due to the reduction in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. Despite our initial public offering in November 1997 and other debt and equity financing during 1997 in which we raised $42,507,000 in net proceeds, by June 30, 1999, our cash and cash equivalents had been reduced to $2,065,000 (from $26,158,000 as of December 31, 1997 and $3,451,000 as of December 31, 1998), our working capital was negative $7,028,000, and we were (and continue to be) in default under the terms of the $5.5 million senior secured convertible debenture which we issued in 1997 (the "$5.5 Million Debenture").

     Net cash used in operating activities was $1,189,000 and $12,476,000 during the first half 1999 and 1998, respectively. The net cash used in operating activities in the first half of 1999 was primarily the result of our net loss of $7,742,000, partially offset by a reduction in inventories of $2,287,000 and an increase in non-cash charges. Net cash used in operations in the first half of 1998 was primarily the result of our net loss of $11,467,000.

     There were substantially no investing activities during the first half of 1999. Net cash used in investing activities was $3,527,000 for the first half of 1998, primarily as a result of the purchase of property and equipment of $2,938,000. We have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At June 30, 1999, we did not have any material commitments for capital expenditures.

     Net cash used by financing activities of $196,000 and $107,000 in the first half of 1999 and 1998, respectively, was primarily the result of repayment of capital lease obligations, partially offset by net proceeds from issuance of common stock, in each of these periods.

     At June 30, 1999, our only source of liquidity consisted of cash and cash equivalents of $2,065,000. We had no available line of credit or other source of borrowings or financing. As indicated above, we were (and are) not in compliance with certain of the terms of the $5.5 Million Debenture and, as a result, the holder of the debenture has the right to declare a default under the debenture at any time, but has not done so. Our obligations under the $5.5 Million Debenture are collateralized by a security interest in substantially all our assets. We will need to raise additional capital promptly in order to offset our expected future operating losses, and there is no assurance that we will be able to do so.

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

     OUR READINESS PLAN. We have developed a Year 2000 readiness plan for the current versions of our products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing and contingency planning. We continue to respond to customer concerns about prior versions of our products on a case-by-case basis and we believe most products that could be affected have been withdrawn from service.

     We have completed our plan, except for contingency planning, with respect to the current versions of all of our products to assure that they are Year 2000 compliant. As a result of our readiness plan, we believe all of the current versions of each of our products currently offered for sale are Year 2000 compliant (with the exception of final quality assurance and customer network testing), when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. In some cases, our products require an upgrade which is either sold as a complete substitute or as a kit for in-service systems to be Year 2000 Compliant. We consider our products to be Year 2000 compliant if they have the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change without changes in operation resulting from the advent of a new century, assuming correct configuration;
(iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; and (iv) recognize year 2000 as a leap year.

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

     We have an ongoing program in an effort to prevent any adverse effects caused by the Year 2000 issue with regard to our mission critical internal information systems (including the third-party software for our management information systems, networks and desktop applications, and our hardware telecommunications technology). With respect to Mission Critical internal systems, we believe we are currently 100% Year 2000 compliant.

     COSTS. We have funded our Year 2000 efforts from operating cash. While we do not expect such costs to be material, additional costs will be incurred related to Year 2000 programs for administrative personnel to manage our readiness plans, technical support for our product engineering and customer satisfaction. Although we are currently not aware of any material operational issues or costs associated with preparing our internal information systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our information systems. We can give no assurance that other material problems and costs will not arise in connection with Year 2000 compliance or that these problems and costs will not adversely affect our business.

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

SEASONALITY AND INFLATION.

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

     WE WILL NEED ADDITIONAL CAPITAL SOON TO CONTINUE IN BUSINESS.

     Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources are now largely depleted. We are not in compliance with certain terms of the $5.5 Million Debenture, and, as a result, the holder of the debenture may declare a default under the debenture at any time. We currently do not have the capital resources to make such payment. Should we fail to make payment on demand, the debenture holder may elect, subject to certain restrictions and limitations, to exercise its security interest in all our assets, which may involve the seizure and sale of our assets. We will nonetheless need to raise additional capital in order to continue in operation. Our ability to raise additional capital has been limited by a number of factors, including (i) our noncompliance with certain terms of the $5.5 Million Debenture, (ii) our not having until June 1999 audited financial statements for 1997 or 1998 or a quarterly report for the first quarter of 1999 until June 14, 1999, (iii) our Common Stock being delisted from the Nasdaq National Market and not traded on any other public market (except for a small number of sales on the Pink Sheets which have occurred without our consent), (iv) the state and federal class action litigation and the Securities and Exchange Commission investigation that are pending against us (although we have agreed to settle the class action litigation, that agreement has not yet received final court approval), (v) uncertainty which the foregoing have caused regarding our financial condition and results of operations, (vi) the adverse effect which the foregoing have had on sales to our customers, (vii) the disruption in our management and our employees caused by the foregoing, including the substantial reduction in force we implemented in February 1999,
(viii) our history of heavy losses and (ix) the other risk factors referred to herein. We can give no assurance that we will be able to raise the additional capital that we need within a short period of time or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

    IT IS NOT CLEAR THAT WE WILL BE ABLE TO RECOVER FROM THE ADVERSE EFFECTS OF HAVING TO RESTATE OUR FINANCIAL STATEMENTS.

     The adverse effects of having to restate our financial statements have been severe, and there can be no assurance that we will not suffer additional adverse consequences in the future. The restatement and related issues have resulted in the resignation of two successive audit firms that were hired by us, in our continuing for 12 months as a public company without having audited financial statements, in the multiple class action lawsuits, the Securities and Exchange Commission investigation and the Pacific Monolithics litigation referred to in
Part II, Item 1 "Legal Proceedings" above and in the other adverse consequences referred to in the preceding paragraph. We do not know whether additional litigation will arise in the future, or whether other adverse developments will result, from the difficulties we have encountered in connection with our financial statements.

    OUR LIMITED OPERATING HISTORY AND HEAVY LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $71,311,000 as of June 30, 1999 and $63,569,000 as of December 31, 1998. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in the past and the price pressures on sales of our products continues. We expect to incur losses for the foreseeable future.

     WE FACE LITIGATION RISKS.

     As indicated in Item 1 "Legal Proceedings," there are a number of lawsuits pending against us. The principal lawsuits are the class action lawsuits referred to therein. Although we have reached an agreement to settle these lawsuits, the agreement is subject to final court approval in a court hearing at which any persons opposing the settlement will have an opportunity to be heard, and this hearing has not yet occurred and the approval has not yet been received. If the settlement is not consummated, we could be subjected to lengthy, expensive and potentially damaging class action litigation.

     It is difficult for us to evaluate what the outcome of the Securities and Exchange Commission investigation (referred to in Part II, Item 1 "Legal Proceedings") will be. Responding to the investigation has been, and probably will continue to be, expensive and time-consuming for us. We do not know whether the results of the investigation will be damaging for us.

     The potential Pacific Monolithics arbitration referred to in Part II, Item 1 "Legal Proceedings" is difficult for us to evaluate at this point.

     It is possible that we may be exposed to further litigation in the future, particularly in light of the restatement of our financial statements, and the adverse developments that have occurred partly as a result of the restatement (see the two risk factors immediately above). In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether we separately or together with our other assets) to any third party. (See Part II, Item 1 "Legal Proceedings.") Nonetheless, we may find it necessary to institute further infringement litigation in the future, or whether third parties will bring litigation against us challenging our patents.

    RECENT REDUCTION IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES COULD HURT OUR BUSINESS.

     Commencing in the latter part of 1998 and continuing through the second quarter of 1999, we reduced our expenditures on research and development and on other aspects of our business. We also reduced the number of our employees. During the first quarter of 1999 we implemented a reduction in force that reduced the number of full-time employees to 32 as of March 31, 1999 (33 as of June 30, 1999), as compared to 87 full-time employees at December 31, 1998. We used consultants heavily to supplement our workforce and as of June 30, 1999 we had 15 consultants in various areas. While we believe these reductions were necessary to conserve our remaining capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities, (together with the other factors referred to above and elsewhere herein), have hurt us competitively and may continue to harm our business in the future. We do not know whether we will be successful in obtaining sufficient capital resources to expand our business in the future.

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

     We expect that the market price pressure to reduce the prices on our products will continue to exert downward pressure on our gross margins. Our gross margins are also affected by the sales mix of our headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headends. We anticipate that, due to customer demand, the sales mix of our products will continue to be weighted toward lower-margin modems.

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

     We are dependent upon certain key suppliers for a number of the components for our 64QAM products. For example, we have only one vendor, BroadCom Corporation, for the 64QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom, which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products and has indicated that they might stop supplying these components to us, although it has not yet done so. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in the our costs for components, or our inability to reduce component costs, could hurt our business.

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

     While we believe our products and services are competitive with or superior to those of our competitors, we have been hampered by a lack of resources, by disruptions resulting from management and personnel changes, by uncertainties caused by our financial reporting difficulties referred to at the beginning of this report, and by our competitors having established relationships with principal cable companies, wireless operators, and ISPs, including Excite@Home. Although our products have been particularly well received in the broadband wireless market, financial difficulties among our wireless customers have limited our sales to and collections from these customers until recently. In addition, conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to its competitors. There can be no assurance that we will be able to compete successfully in the future.

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

     CABLE MODEM COMPETITORS. Our competitors in the cable modem market include Cisco Systems, Com21, Terayon, Nortel Networks, Motorola, General Instrument, ADC, 3Com and its subsidiary U.S. Robotics. Other cable modem competitors include Phasecom, Scientific-Atlanta, Stanford telecom, Adaptive Broadband, Toshiba and Zenith Electronics, as well as a number of smaller, more specialized companies. Certain competitors have established relationships in the cable industry and with Excite@Home, which is the ISP for a number of major cable operators, and have more experience than we have in selling two-way cable transmission products. Some of these competitors have entered into partnerships with computer networking companies and with Excite@Home that may give such competitors greater visibility in this market. A number of competitors have already introduced or announced high speed connectivity products that are priced lower than ours, and certain other competitors are more focused on and experienced in selling and marketing two-way cable transmission products.

     Certain of our competitors have established relationships with cable system operators, telephone companies ("telcos"), and ISPs, including Excite@Home, and, based on these relationships, may have more direct access to the decision-makers of such cable system operators and telcos. In addition, we could face potential competition from certain of our suppliers, such as Sharp, if they were to launch or license competitive modems for sale to others.

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

     WIRELESS CABLE COMPETITORS. Our principal competitors in the wireless broadband wireless market include Nortel Networks, Cisco Systems (which has proprietary products under development due to its acquisition of Clarity Wireless, Inc.), COM21 (which is attempting to adapt its proprietary cable systems for wireless), Phasecom, Adaptive Broadband, Harris, 3Com, General Instrument, Motorola, Lucent, Newbridge Networks and other vendors that may be attracted by recent investments by MCI Worldcom and Sprint in wireless operations. Stanford Telecommunications (which manufactures QPSK products) is providing wireless Internet connectivity over LMDS frequencies and has added telephone service, which is potentially attractive to new operators. Stanford Telecom is the sole supplier for certain components used in our products and has indicated that they might stop shipping these components to us. Our products have been more widely accepted in the broadband wireless market than in the cable market partly because the adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless. This belief is based on the performance of the adaptive equalizer in the modem in the presence of multiple signals, the power required from the transceiver in the return path and the probable disruption of the TDMA return path in the presence of noise or multi-path propagation. However, there can be no assurance that improvements in integrated circuit technology, transceiver output power levels or changes in the DOCSIS TDMA protocol will not allow systems developed for cable to perform effectively over wireless. One of the DOCSIS compliant vendors might also modify the DOCSIS equipment to a proprietary non-standard form to work over wireless.

     OTHER COMPETITION. Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators are in competition with satellite TV providers. In telephony networks, xDSL technology enables digitally compressed data and video signals to be transmitted through existing telephone lines to the home. Market acceptance of xDSL, or other wired technologies such as ISDN, or satellite technologies, such as DBS, could decrease the demand for our products. Recently, several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI and others announced the formation of a group focused on accelerating the pace of ADSL service. Further, if any competing architecture or technology were to limit or halt the deployment of coaxial or HFC systems, our business could be materially adversely affected.

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

     There are a number of competing technologies for providing high speed internet access. Alternative high speed connectivity technologies include wired technologies such as xDSL and ISDN. As indicated in "Competition" above, several large companies have announced the formation of a group to accelerate the pace of ADSL service. To the extent that customers view these or other alternative technologies as providing faster access or greater reliability or effectiveness, sales of our products would be adversely affected.

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

     In selling to cable system operators, we face a number of difficulties. Our products are not in compliance with the DOCSIS standard that has been adopted by a number of large cable operators and which is preferred by Excite@Home, which has adversely affected our sales. Also, our products are not compatible with the headend equipment or modems of other suppliers. Many cable system operators and their customers may be reluctant to adopt and commit to a technology such as ours which has not gained wide acceptance among their industry peers. Certain of our competitors have already established relationships in the cable market and with Excite@Home, further limiting our ability to sell products to penetrate the market. The cable industry has undergone evolution and reorganization which has adversely affected certain of our customer relationships. Moreover, the extent to which (and the manner in which) cable system operators will commit to providing broadband Internet access remains uncertain. Cable system operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide Internet access. Cable service operators have little experience in providing Internet networks or launching, marketing and supporting Internet services, and providing such services will involve substantial capital expenditures. To the extent that cable service operators elect to provide Internet access, there is no assurance that they will choose to do so through our cable modem systems.

     We have become increasingly dependent on sales to broadband wireless system operators and distributors. Our net sales to customers in the broadband wireless industry increased from $2.4 million in 1997 to $4.7 million in 1998 and to $2.8 million for the six months ended June 30, 1999. The adoption of the DOCSIS standard, which has adversely affected our sales to cable system operators, has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. Many broadband wireless system companies are in the early stage of development or are in need of capital to upgrade and expand their services in order to compete effectively with cable system operators, satellite TV and telcos. The weak financial condition of many wireless customers has adversely affected our sales to these customers and their ability to pay for the products we have shipped to them. The principal disadvantage of wireless cable is that it frequently requires a direct line of sight between the wireless cable system operator's antenna and the customer's location and the installation of an antenna at the customer premises. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. We estimate that there were only approximately 1.0 million wireless video cable customers in the United States as of March 1998. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer in the most commonly used frequency bands to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of digital TV and/or Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decisions will limit the amount of capital available for investment in deploying other services, such as Internet access. To the extent wireless operators choose to provide Internet access, there is no assurance that they will not select technologies other than our high speed modem system to do so (such as Internet plus telephony, or new equipment standards such as DOCSIS with which our products are not compatible). Moreover, broadband wireless system operators will require substantial capital to introduce and market Internet access products. There can be no assurance that broadband wireless system operators will have the capital to supply Internet services in a competitive environment. While many broadband wireless system operators are currently utilizing telephone return for upstream data transmission, we believe that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies under the new FCC two-way authorization for MMDS frequencies released in September 1998. We have refined and are continuing to develop our products so as to satisfy the two-way transmission needs of broadband wireless system operators, and our customers have fourteen headend installations in place to do this. But, there can be no assurance that we or our customers will be successful in our efforts to make this a commercially viable alternative to two-way cable. The failure of our products to gain market acceptance would hurt our business.

     WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     A small number of customers has accounted for a large portion of our net sales, and we expect this trend to continue. Our headend equipment and modems do not operate with other companies' headend equipment or modems, and, as a result, we are typically the sole source provider to our customers. In the second quarter of 1999, RCN Corporation, PCTV-Speedchoice, and Knology Holdings Inc. accounted for, in the aggregate, 94% of our net sales (41%, 28%, and 25% of our net sales, respectively. In 1998, RCN Corporation and Knology Holdings, Inc. accounted for 25% and 13% of our net sales, respectively). The fact that our customer base is highly concentrated increases our risk of loss as a result of the loss of any of our principal customers. In 1998, Jones Intercable was sold to Comcast and ceased purchasing our products, which adversely affected our business. There is no assurance that RCN, PCTV or Knology will continue as our customers. The loss of any of these customers or any of our other principal customers would hurt our business.

     THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY AND UNCERTAIN AND OUR OPERATING RESULTS FLUCTUATE WIDELY.

 In the past, the sale of our products typically involved a great deal of time and expense. Customers usually want to engage in significant technical evaluation before making a purchase commitment. Currently, due to our diminishing capital resources, our sales have been primarily limited to a few customers. There are often delays associated with our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. Because our sales cycle may be long and uncertain, and because we depend on a relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

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

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. (See Part II, Item 1 "Legal Proceedings.") We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

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

     In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of resources. As indicated above we were engaged during 1998 in an infringement lawsuit that we brought against two third parties. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our products on terms that in certain respects were favorable to the defendants. (See Part II, Item 1 "Legal Proceedings" below.) Nonetheless, we may find it necessary to institute further infringement litigation in the future.

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

     VOLATILITY OF OUR STOCK PRICE.

     Our Common Stock has been delisted from the Nasdaq National Market and has not traded on Nasdaq since mid-June 1998. Until June 1999, there has not been current information regarding our business and financial condition for over one year, and our previous financial statements have been restated. The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

In June 1998, five class action lawsuits were filed in Santa Clara County Superior Court, California against us, our five directors (one of whom is an officer), two former officers and one former director. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in the Company's initial public offering, but the underwriters have since been dismissed from the cases.

      The complaints in these lawsuits claim that we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements we used in connection with our initial public offering and the financial statements we issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also allege that we and the other defendants made these misrepresentations in order to inflate the price of our stock for the initial public offering and during the class period. We and the other defendants denied the charges of wrongdoing.

      The parties have agreed to settle these lawsuits as discussed below.

      In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant PwC, our former independent auditors. (The underwriters in our initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that we and the other defendants violated various provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

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

In March 1999, we and the other parties to the state class action lawsuits and the federal class action lawsuits (other than PwC) reached an agreement in principle to settle the lawsuits. In June 1999, the parties signed a formal stipulation of settlement and the court preliminarily approved the settlement. Under the agreement, (i) our insurers would pay $8.8 million on our behalf (and on behalf of the other officer and director defendants), (ii) we would issue 3.0 million shares of our Common Stock to the plaintiffs (the number of shares would be increased proportionately to the extent that there are more than 10.5 million shares of our Common Stock outstanding on the date of distribution so that, as of such date, the plaintiffs would hold approximately 22.6% of all of the shares of our Common Stock that are then outstanding), (iii) if we are acquired prior to December 3, 1999, then, in addition to the consideration referred to in (i) and (ii), we would pay to the plaintiffs an amount equal to 10% of the consideration received by our stockholders in the acquisition. As a result of the agreement and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorney's fees and other litigation expenses that would otherwise be covered by its insurance, and we will not have insurance coverage for the attorney's fees and expenses relating to the settlement that we incur in the future. The hearing on the court's final approval of the settlement is to be held in August 1999.

     SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of us and unidentified individuals with respect to our financial statements and public disclosures. We have been producing documents in response to the Securities and Exchange Commission's subpoena and are cooperating with the investigation. A number of current and former officers and employees have testified or may testify before the Securities and Exchange Commission's staff.

     PATENT LITIGATION

     In January 1998, we brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which we alleged that the defendants infringed our patents. In response to our lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that our patents are invalid and unenforceable and that in any event Com21 did not infringe them. In February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement. In January 1999, the parties entered into a settlement agreement and the actions were dismissed. Pursuant to the settlement, we granted Com21 and Celestica a nonexclusive license on our patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and we granted Com21 a right of first refusal to purchase our patents in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. We have agreed to pay our legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that we receive from our license with the defendants in the litigation (but not in excess of $3,000,000). To date, we have received only small royalties from the license.

     LAWSUIT FILED BY PACIFIC MONOLITHICS

In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, its five directors (one of whom is an officer), a former director (who was subsequently dismissed from the suit), a former officer and PwC. The lawsuit concerns an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleges that the Company wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and the Company had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action.

      In July 1999, the court granted the company's motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. As a result, Pacific Monolithics must submit its claims against the Company and its directors, former director and former officer and may not proceed with its claims against PwC until the arbitration award is issued. To date, the Company is unaware of any action by Pacific Monolithics to initiate the arbitration proceeding.

      The Company does not believe, based on current information (which is only preliminary, since discovery has not commenced), that the outcome of the arbitration, if brought, will have a material adverse impact on the Company's financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:

     Exhibit No.         Description of Exhibit
     -----------         ----------------------

     27.01               Financial Data Schedule.



---------------


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the second quarter of 1999.

                               HYBRID NETWORKS, INC.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 11, 1999                      HYBRID NETWORKS, INC.




                                            /s/ Carl S. Ledbetter
                                            ----------------------------------
                                            Carl S. Ledbetter
                                            Chief Executive Officer


                                            /s/ Judson W. Goldsmith
                                            ----------------------------------
                                            Judson W. Goldsmith
                                            President and
                                            Chief Financial Officer


                                            /s/ Thara Edson
                                            -----------------------------------
                                            Corporate Controller
                                            (Principal Accounting Officer)