Form 10-Q
period 1999-09-30
HYBRID NETWORKS INC
filed 1999-11-12
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER:  0-23289

                              HYBRID NETWORKS, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      77-0252931
-----------------------------------               ---------------------
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

Common shares outstanding at September 30, 1999: 10,677,242

                              HYBRID NETWORKS, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                     PAGE NO.
--------------------------------------------------                              -------------
  ITEM 1.   FINANCIAL STATEMENTS

              Unaudited Condensed Balance Sheets as of
              September 30, 1999  and December 31, 1998                              3

             Unaudited Condensed Statements of Operations
             for the Three and Nine Months Ended
             September 30, 1999 and 1998                                             4

             Unaudited Condensed Statements of Cash Flows for the
             Nine Months Ended September 30, 1999 and 1998                           5

             Notes to Unaudited Condensed Financial Statements                       6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS                                                 14

  ITEM 3.    QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK                                 29


PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                                       30

  ITEM 2.   CHANGES IN SECURITIES                                                   32

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                        37


SIGNATURES                                                                          38

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

                                                                                      September 30,     December 31,
                                                                                          1999             1998
                                                                                      -------------     ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                                         $  8,113           $  3,451
     Restricted cash                                                                          -                515
     Short term investments                                                               9,012                  -
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 1999 and 1998                                                             343              1,433
     Inventories                                                                          2,225              5,224
     Prepaid expenses and other current assets                                              538                864
                                                                                       --------           --------
                        Total current assets                                             20,231             11,487
Property and equipment, net                                                               2,508              3,438
Intangibles and other assets                                                                414                495
                                                                                       --------           --------
                        Total assets                                                   $ 23,153           $ 15,420
                                                                                       ========           ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                               $  5,500           $  5,500
   Current portion of capital lease obligations                                             384                465
   Accounts payable                                                                       1,287              2,063
   Accrued liabilities and other                                                          4,074              4,271
                                                                                       --------           --------
                        Total current liabilities                                        11,245             12,299
Convertible debentures - long term                                                       12,623                  -
Capital lease obligations, less current portion                                              91                365
Other long-term liabilities                                                                 114                 54
                                                                                       --------           --------
                        Total liabilities                                                24,073             12,718
                                                                                       --------           --------
Commitments and contingencies

Stockholders' equity (deficit): Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 1999 and                                            -                  -
       no shares in 1998
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 10,677 shares in 1999 and
       10,440 shares in 1998                                                                 11                 10
   Additional paid-in capital                                                            75,022             66,261
   Accumulated deficit                                                                  (75,974)           (63,569)
   Unrealized gain on investments                                                            21                  -
                                                                                       --------           --------
                        Total stockholders' equity (deficit)                               (920)             2,702
                                                                                       --------           --------
                        Total liabilities and stockholders' equity (deficit)           $ 23,153           $ 15,420
                                                                                       ========           ========


The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                      Three Months Ended                  Nine Months Ended
                                                                           Sept. 30,                           Sept. 30,
                                                                ----------------------------          ----------------------------
                                                                    1999              1998               1999               1998
                                                                --------           ---------          ---------          ---------

Net sales                                                       $  3,319           $  4,202           $ 10,447           $  9,151
Cost of sales                                                      3,060              4,479             11,674             10,547
                                                                --------           --------           --------           --------
Gross margin (loss)                                                  259               (277)            (1,227)            (1,396)
                                                                --------           --------           --------           --------
Operating expenses:
  Research and development                                           820              1,674              3,131              7,507
  Sales and marketing                                                356                966              1,377              2,856
  General and administrative                                       1,746              4,044              4,272              6,868
                                                                --------           --------           --------           --------
     Total operating expenses                                      2,922              6,684              8,780             17,231
                                                                --------           --------           --------           --------
       Loss from operations                                       (2,663)            (6,961)           (10,007)           (18,627)
Interest income and other expenses, net                               33                 86                 50                744
Interest expense                                                  (2,033)              (208)            (2,448)              (667)
                                                                --------           --------           --------           --------
       NET LOSS                                                   (4,663)            (7,083)           (12,405)           (18,550)

Other comprehensive loss:
  Unrealized gain on investments                                      21                  -                 21                  -
  Reclassification for gain included in net loss                       -                  -                  -                (92)
                                                                --------           --------           --------           --------
       Total comprehensive loss                                 $ (4,642)          $ (7,083)          $(12,384)          $(18,642)
                                                                ========           ========           ========           ========

Basic and diluted net loss per share                            $  (0.44)          $  (0.68)          $  (1.18)          $  (1.78)
                                                                ========           ========           ========           ========

Shares used in basic and diluted per share calculation            10,637             10,430             10,539             10,394


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                               1999          1998
                                                                                        -----------      -----------
 Cash flows from operating activities:
   Net loss                                                                             $(12,405)          $(18,550)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        1,014              1,485
      Amortization of discount related to beneficial conversion feature                    1,826                  -
      Sales discounts recognized on issuance of warrants                                     407                  -
      Compensation recognized on issuance of stock and stock options                         745                  -
      Provision for doubtful accounts                                                          -                150
      Provision for obsolete inventory                                                       529                  -
      Write off technology license                                                             -              1,283
      Change in assets and liabilities:
         Restricted cash                                                                     515               (511)
         Accounts receivable                                                               1,090               (375)
         Inventories                                                                       2,470                423
         Prepaid expenses and other assets                                                   326                  9
         Accounts payable                                                                   (777)              (834)
         Other long term liabilities                                                          61                  -
         Accrued liabilities and other                                                      (197)             1,383
                                                                                        --------           --------
      Net cash used in operating activities                                               (4,396)           (15,537)
                                                                                        --------           --------
 Cash flows from investing activities:
   Purchase of property and equipment                                                         (3)            (3,818)
   Disposal of property and equipment                                                          -                 65
   Purchase of short-term investments                                                     (8,991)           (11,772)
   Proceeds from disposal of short-term investments                                            -             12,665
                                                                                        --------           --------
      Net cash used in investing activities                                               (8,994)            (2,860)
                                                                                        --------           --------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                   (355)              (393)
   Net proceeds from issuance of convertible debenture                                    18,101                  -
   Net proceeds from issuance of common stock                                                306                 82
                                                                                        --------           --------
      Net cash provided by (used in) financing activities                                 18,052               (311)
                                                                                        --------           --------
 Increase (decrease) in cash and cash equivalents                                          4,662            (18,708)
 Cash and cash equivalents, beginning of period                                            3,451             26,158
                                                                                        --------           --------
 Cash and cash equivalents, end of period                                               $  8,113           $  7,450
                                                                                        ========           ========
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Property and equipment acquired under capital leases                                 $      -           $    280
   Discount for beneficial conversion feature of convertible debenture                     7,304                  -
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                             622           $    615
   Income taxes paid                                                                           1                  1

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months of 1999 and the years ended December 31, 1998, 1997, and 1996, the Company incurred net losses of $12,405,000, $24,625,000, $21,602,000, and
$8,515,000, respectively. The Company had an accumulated deficit of $75,974,000 as of September 30, 1999 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. Additionally, the Company is subject to certain lawsuits and is subject to an official investigation by the Securities and Exchange Commission regarding its financial reporting practices. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to continue its product development and marketing plans and to fund other general operating expenses, achievement of a financially satisfactory resolution to outstanding litigation and the SEC investigation, and ultimately is dependent upon its ability to obtain sufficient customer demand for its products to attain profitable operations. No assurance can be given that the Company will be successful in these efforts.

     In September 1999, the Company obtained additional financing in the amount of $18.1 million that will fund operations beyond the end of this year. Additional financing may be needed during 2000 to continue operations as currently contemplated. (See--"Liquidity and Capital Resources").

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

INVENTORIES

     Inventories comprise the following:


                                                  Sept. 30,       Dec. 31,
                                                    1999            1998
                                                  ---------       --------
     Raw materials                                $   713         $ 1,371
     Work in progress                                 513             386
     Finished goods                                   999           3,467
                                                  -------         -------
                                                  $ 2,225         $ 5,224
                                                  =======         =======

ISSUANCE OF SECURITIES TO SPRINT CORPORATION.

     Pursuant to a Securities Purchase Agreement dated August 30, 1999 between us and Sprint Corporation (the "Sprint Purchase Agreement"), we issued and sold to Sprint on September 9, 1999 (i) an $11 million face amount 4% Convertible Class A Debenture due 2009 (the "Class A Debenture") which will be convertible, as described below, into 3,859,649 shares of our Common Stock (subject to adjustment), at a conversion price of $2.85 per share (subject to adjustment),
(ii) a $1,000 face amount 4% Convertible Class B Debenture due 2009 (the "Class B Debenture") which is convertible at any time at the election of Sprint into up to 1,000 shares of a newly created series of our Preferred Stock designated Class J Preferred Stock, par value $1.00 per Share (the "Preferred Stock"), at the rate of one share of Preferred Stock for each $1.00 principal amount of Class B Debenture, and (iii) warrants (the "Warrants") to purchase at $1.00 per Warrant up to 8,397,873 (subject to adjustment) debentures that will have substantially the same terms as the Class A Debenture (the "Warrant Debentures") and will be convertible at a conversion price of $2.85 per share (subject to adjustment) into 2,689,455 shares of Common Stock (subject to adjustment). In consideration for such securities, Sprint paid a purchase price of $11,001,000 and agreed to purchase $10 million of our products on terms that are to be negotiated, as described below. We granted to Sprint in the Sprint Purchase Agreement certain rights regarding corporate governance, the right to appoint two directors to our Board of Directors, certain rights of first refusal, preemptive rights and other rights, as described below. Pursuant to the Sprint Purchase Agreement, we also entered into a 1999 Amended and Restated Investor Rights Agreement (the "Rights Agreement") and a Warrant Agreement, both dated as of September 9, 1999, and we and Sprint agreed to enter into an Equipment Purchase Agreement, as described below.

     CLASS A DEBENTURE. The Class A Debenture is in the principal amount of $11 million and bears interest at the rate of 4% per annum, on a 360 day basis, actual days elapsed. Interest is payable quarterly in arrears commencing on October 1, 1999 and thereafter on the first business day of each calendar quarter. Instead of paying interest in cash, we will pay interest on the Class A Debenture by adding each month the amount of interest to the outstanding principal amount due after the Class A Debenture. Sprint will have the right to convert the principal of the Class A Debenture (or any portion of the principal thereof which is $1.00 or an integral multiple of $1.00) into shares of Common Stock at the rate of one share of Common Stock for each $2.85 principal amount of the Class A Debenture (subject to adjustment as provided in the Class A Debenture, the "Conversion Price"). The Class A Debenture is convertible at any time, at the option of Sprint, following the first of the following to occur: (i) December 31, 1999 (unless we agree in writing to an earlier date),
(ii) a Change of Control (as defined below) or (iii) receipt by Sprint of a Change of Control Notice (as defined below) from us. For purposes of the Class A Debenture, "Change of Control" means the occurrence of any of the following: (a) any person shall have acquired beneficial ownership of more than 25% of our outstanding voting stock (within the meaning of Section 13(d) or 14(d) of the Exchange Act); or (b) individuals who immediately following the closing were directors of ours (which includes the directors designated by Sprint, together with any replacement or additional directors who were nominated or appointed by a majority of directors in office immediately following the closing or by a majority of such directors and their nominees or appointees) cease to constitute a majority of our Board of Directors. In the event that a proposed Change of Control will occur pursuant to an agreement to which we are a party, we will give notice of such proposed
Change of Control (a "Change of Control Notice") to Sprint at least 10 business days prior to the consummation of the transactions contemplated by such agreement.

     At any time on or after December 31, 2000, we will have the right to convert the principal of the Class A Debenture (or any portion of the principal hereof which is $1.00 or an integral multiple of $1.00) into shares of Common Stock at the Conversion Price.

     The Class A Debenture is subject to adjustment for certain additional issuance of capital stock or rights to acquire capital stock ("Additional Stock") and for any stock split, reverse stock split, stock dividend, recapitalization, merger, consolidation or sale of substantially all our assets. If any Additional Stock is issued during the period commencing September 9, 1999 and ending March 9, 2000 for per share consideration less than the then Conversion Price, the then Conversion Price will be reduced to the per share price at which such Additional Stock is issued (ratchet antidilution). If any Additional Stock is issued after March 9, 2000 for per share consideration less than the then Conversion Price, the then Conversion Price will be adjusted based on a weighted average calculation (weighted average antidilution). In the Sprint Securities Purchase Agreement, we represented that on September 9, 1999 the number of shares of Common Stock outstanding on a fully diluted basis (assuming the exercise of all stock options and warrants and the conversion of all debentures and any other convertible instruments) after the transactions described herein was 30,396,481 and that 3,859,649 (the number of shares into which the Series A Debenture was convertible at $2.85 per share) constituted 12.6977% of such fully diluted number. If the actual number of shares then outstanding was greater than 30,396,481, the initial Conversion Price of $2.85 would be reduced so that the number of shares of Common Stock into which the Series A Debenture would be convertible upon issuance would represent 12.6977% of the outstanding shares of Common Stock on a fully diluted basis.

     CLASS B DEBENTURE. The Class B Debenture is in the principal amount of $1,000 and bears interest at the rate of 4% per annum, on a 360 days basis, actual days elapsed, which is payable in full at maturity or upon conversion. The Class B Debenture is convertible at any time at the option of the Purchaser into 1,000 shares of Preferred Stock. As long as the total number of shares of our Common Stock that Sprint and its affiliates owns or would own assuming the conversion of all debentures and the exercise of all Warrants as a percentage of all outstanding shares of our Common Stock on a fully diluted basis ("Sprint's Interest") is 10% or more, (a) the holders of Preferred Stock, voting as a separate class, will have the right to elect two directors to serve on our Board of Directors and (b) the affirmative vote of the holders of a majority of the shares of Preferred Stock will be necessary for us to:

                  (i) adopt an Annual Business Plan (as defined) or take any actions that materially deviate from such plan;

                  (ii) make any capital expenditures in excess of $2 million in the aggregate in any fiscal year, except to the extent contemplated in the Annual Business Plan;

                  (iii) make any acquisition or disposition of any interests in any other person or business enterprise or any assets, in a single transaction or a series of related transactions, in which the fair market value of the consideration paid or received by us exceeds $1 million;

                  (iv) organize, form or participate in any joint venture or similar entity involving the sharing of profits in which the assets or services to be contributed or provided by us to such joint venture or other entity have a fair market value in excess of $1 million;

                  (v) form a subsidiary;

                  (vi) issue any Common Stock, preferred stock or other capital stock or any stock or securities (including options and warrants) convertible into or exercisable or exchangeable for Common Stock, preferred stock or other capital stock or amend the terms of any such stock or securities or any agreements relating thereto (other than employee stock options approved by our Board of Directors and Common Stock issued upon exercise thereof) or effect any stock split or reverse stock split or combination;

                  (vii) enter into any transaction between us, on the one hand, and any Affiliate or Associate of ours (as defined), on the other, other than the payment of compensation and other benefits to employees and directors in the ordinary course of business;

                  (viii) declare or pay any dividend or other distribution with respect to our capital stock;

                  (ix) incur any indebtedness for borrowed money or capital lease obligations that are not expressly contemplated in the then-current Annual Business Plan in excess of $250,000 in the aggregate during any fiscal year;

                  (x) amend our Certificate of Incorporation or Bylaws or create or amend a stockholders' rights plan;

                  (xi) declare bankruptcy; or

                  (xii) liquidate or dissolve.

The Certificate of Designations for the Preferred Stock states that the voting rights specified in the certificate shall terminate at such time as any share of the Preferred Stock ceases to be owned by Sprint and its Affiliates (as defined).

     WARRANTS. Pursuant to a Warrant Agreement dated September 9, 1999, Sprint purchased 8,397,873 Warrants to purchase Warrant Debentures at $1.00 per Warrant Debenture. The Warrant Debentures will have substantially the same terms as the Class A Debenture (including the conversion rights referred to above). The Warrants will be exercisable on the earliest date that Sprint has submitted to us at least $1 million of purchase orders under the Equipment Purchase Agreement to be negotiated between us and Sprint. On that date, 10% of the Warrants (rounded to the nearest whole Warrant) will become exercisable. Thereafter, an additional 10% of the Warrants (rounded to the nearest whole Warrant) will become exercisable for each additional $1 million of purchase orders as are submitted by Sprint to us under the Equipment Purchase Agreement, such that the entire amount of Warrants will be exercisable when $10 million of purchase orders have been submitted.

     The Warrant Agreement provides that, if at any time before March 9, 2000 we amend the terms of its outstanding $5.5 Million Debenture we issued in 1997, or enter into any other arrangement with the holder of the $5.5 Million Debenture, that increases the number of shares of our Common Stock that would be outstanding on a fully diluted basis, then we must issue to Sprint such number of additional Warrants as would be necessary to cause Sprint's Interest to remain the same. Also, if prior to March 9, 2000, the holder of the $5.5 Million Debenture gives notice to us demanding payment of any portion of the principal amount of $5.5 Million Debenture (and we subsequently repay a portion of such principal prior to maturity), or if we voluntarily repay a portion of the principal amount of the $5.5 Million Debenture before March 9, 2000, then we must issue to Sprint a number of additional Warrants equal to 2.85 times (a) the amount by which the repaid amount divided by the Conversion Price of the Debentures (as defined below) exceeds the number of shares of Common Stock into which the repaid amount of the $5.5 Million Debenture would have been convertible (if it had not been repaid), (b) divided by 3.

     OTHER RIGHTS GRANTED TO SPRINT. The Sprint Purchase Agreement also provides a right of first refusal if we enter into a "Change of Control Agreement," which is defined to include (i) any merger or consolidation of ours which results in a Change of Control (as defined above), (ii) any disposition of a substantial portion of our assets, (iii) any sale or issuance of stock (including a tender offer) that results in a Change of Control or (iv) any other transaction that results in a Change of Control. If we enter into a Change of Control Agreement with a third party at any time at which Sprint's Interest is 10% or greater, we must provide a complete copy of the Change of Control Agreement (including all schedules and exhibits) and any related agreements to Sprint within one business day following the execution of the Change of Control Agreement. The delivery of the Change of Control Agreement to the Sprint will constitute a binding offer by us to consummate with Sprint the transactions contemplated by the Change of Control Agreement on the terms as set forth in the Change of Control Agreement. Such offer will be irrevocable for a period ending at 11:59 p.m., Kansas City time, on the 60th day following the day of delivery of the Change of Control Agreement to Sprint, which period may be extended as provided in the Sprint Purchase Agreement. The Sprint Purchase Agreement provides that Sprint may assign all or any part of its right of first refusal to any other Person (as defined), whether or not an affiliate of Sprint.

     The Sprint Purchase Agreement further provides that, for so long as Sprint's Interest is equal to or greater than 10%, if we determine to issue for cash consideration additional securities of ours, including options, warrants, convertible instruments or other direct or indirect rights to acquire equity securities of ours ("Equity Securities") to third parties, other than Equity Securities issued or proposed to be issued to or for the benefit of any Person (as defined in the Purchase Agreement) who serves as an employee or director of ours in the ordinary course of business, we will offer Sprint the right to purchase that certain portion of the additional Equity Securities as will permit Sprint to maintain the same percentage ownership interest in us (on a fully diluted basis) as it had immediately before the issuance of the Equity Securities.

     For so long as Sprint's Interest is equal to or greater than 10%, if we determine to issue additional Equity Securities to officers or employees or for other than cash consideration, and the issuance of such additional Equity Securities would cause Sprint's Interest to fall below 10%, Sprint shall have, under the Sprint Purchase Agreement, the right to purchase from us such number of shares of Common Stock as will cause Sprint's Interest to remain at or above 10%.

     Under the Sprint Purchase Agreement, as long as Sprint's Interest is 10% or greater, we are not permitted to take the actions referred to above (in
(i) through (xii) under the heading "Series B Debenture") without Sprint's prior written approval.

     RIGHTS AGREEMENT. Pursuant to the Sprint Purchase Agreement, we, Sprint and holders of a majority of the "Registrable Securities" under our prior registration rights agreement, together with the investors referred to below, entered into the Rights Agreement dated September 9, 1999. Under the Rights Agreement, Sprint has the right on two occasions to require us to register under the Securities Act of 1933, at our expense, Sprint's sale of shares of our Common Stock that Sprint acquires pursuant to the Sprint Purchase Agreement. In addition, Sprint and the other holders of Registrable Securities (as defined in the Rights Agreement) have (a) piggyback registration rights to participate, at our expense, in any registration by us for our own account or for the account of any stockholder (other than registrations on Form S-8 or Form S-4, but including any registration pursuant to Sprint's demand registration rights) and (b) the right to require us to register, at our expense, the sale of the Registrable Securities on Form S-3, subject to certain conditions.

     EQUIPMENT PURCHASE AGREEMENT. Under the Sprint Purchase Agreement, Sprint agreed to purchase $10 million of certain types of our products pursuant to an Equipment Purchase

Agreement that is to be negotiated between us and Sprint. Certain terms of the agreement have been specified by the parties, and they have agreed to negotiate in good faith to resolve all open terms in order to execute Equipment Purchase Agreement by December 31, 1999. If we are unable to agree upon all terms by that date, any unresolved terms will be submitted to arbitration.

ISSUANCE OF DEBENTURES TO OTHER INVESTORS.

     Concurrent with the closing of the Sprint Purchase Agreement, we issued and sold to certain other investors (the "Investors") for $7.1 million 4% Convertible Debentures due 2009 in the aggregate face amount of $7.1 million (the "Debentures"). The Debentures will be convertible into an aggregate of 2,491,228 shares of our Common Stock (subject to adjustment) at a conversion price of $2.85 per share shares (subject to adjustment). The terms of the Debentures are substantially the same as the terms of the Class A Debentures.

CONTINGENCIES

CLASS ACTION LITIGATION

     In June 1998, five class action lawsuits were filed in Santa Clara County Superior Court, California against us, our five directors then in office (one of whom was an officer at that time), two former officers and one former director. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in our initial public offering, but the underwriters have since been dismissed from the cases.

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

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant Pricewaterhouse Coopers (PwC), our former independent auditors. (The underwriters in our initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that we and the other defendants violated various provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

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

     In August 1999, the United States District Court for the Northern District of California, San Jose Division, entered a Final Judgment and Order of Dismissal in the class action litigation in which, among other things, the court approved the settlement of that litigation as provided in the Stipulation of Settlement, dismissed with prejudice all of the Released Claims (as defined therein), except for certain minor claims referred to in
Exhibit 1 to the order, and declared that such Released Claims are released as of the Effective Date (as defined in the Stipulation of Settlement). The period in which to appeal the order will expire in November 1999.

SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of us and unidentified individuals with respect to our financial statements and public disclosures. We have been producing documents in response to the Securities and Exchange Commission's subpoena and are cooperating with the investigation. A number of current and former officers, other employees and directors have testified or may testify before the Securities and Exchange Commission's staff.

LAWSUIT BY PACIFIC MONOLITHICS

     In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against us, our five directors then in office (one of whom was an officer at that time), a former director (as to whom the action was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which we entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that we induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning financial condition and results of operations, which were false and misleading, and further alleges that we wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and we had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action.

     In July 1999, the court granted our motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. In October 1999, Pacific Monolithics submitted a Demand for

Arbitration to the American Arbitration Association. Our response is not yet due. No date for the arbitration hearing has yet been set.

     We do not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of the arbitration will have a material adverse impact on our financial statements.

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

     We sell our products primarily in the United States. Our customers include broadband wireless system operators, cable system operators and ISPs. Historically, a small number of customers has accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy, generally lasting three to nine months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Because our sales cycle may be long and uncertain, and because we depend on relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

     The market for high-speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. Our ability to develop and offer competitive products on a timely basis that satisfy industry demands, such as for two-way QPSK, or industry standards could have a material effect on our business. In addition, the market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. If we are unable to continue to reduce costs quickly enough, our profitability will be adversely affected. Our profitability is also affected by the sales mix of headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headend routers. Due to current customer demand, we anticipate that the sales mix of modems will be weighted toward lower-margin modems in the foreseeable future. As a result, our gross margins, and our business, could be adversely affected.

     Historically, our products have been sold for use with cable TV facilities and wireless transmission in approximately equal proportions (varying from quarter to quarter). Due to consolidation among cable companies, the adoption of the DOCSIS cable standard by large cable operations, the existence of established relationships between our competitors and cable system operators and other factors, we anticipate that sales to cable operators will involve a substantially smaller portion of our business in the future. Our principal cable customer, RCN Corporation, has indicated that it will substantially reduce its purchases of our products in the future.

     We believe our products are particularly well suited for use in broadband wireless applications. Until this year, however, the wireless industry has suffered from undercapitalization and poor financial performance. During 1999, the wireless industry has received a substantial infusion of capital, principally from investment by telephone companies. Sprint Corporation announced that it will acquire PCTV-Speedchoice and other wireless operators (which constitute our principal wireless customers). In September 1999, Sprint invested $11.0 million in our securities (and we received an additional $7.1 million in investment from venture capital sources), and Sprint committed to purchase at least $10 million of our products for wireless applications. As part of the investment, Sprint acquired veto rights with respect to most material corporate actions we might take as well as other substantial rights and privileges. We anticipate that the success of our future operations will depend to a substantial extent upon our relationship with Sprint and whether Sprint selects our products for use in connection with Sprint's wireless high speed Internet access services in the future.

     Due to our diminished capital resources during the first three quarters of 1999 (see "--Liquidity and Capital Resources"), we reduced our expenditures for research and development and sales and marketing during this period. In February 1999, we implemented a reduction in force. As of September 30, 1999, the number of our full-time employees was 36 compared to 87 full-time employees at December 31, 1998. Following the infusion of funds we received in September 1999, as indicated above, we are seeking to hire new employees and plan to increase our expenditures for research and development, sales and marketing.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                 Three Months Ended          Nine Months Ended
                                                     Sept. 30,                   Sept. 30,
                                                 ------------------          ----------------
                                                  1999        1998            1999      1998
                                                 ------      ------          ------    ------
Net Sales                                         100.0%       100.0%         100.0%     100.0%
Cost of Sales                                      92.2%       106.6%         111.7%     115.2%
                                                 ------       ------         ------     ------
 Gross margin                                       7.8%        -6.6%         -11.7%     -15.2%
                                                 ------       ------         ------     ------
Operating expenses
 Research and development                          24.7%        39.8%          30.0%      82.0%
 Sales and marketing                               10.7%        23.0%          13.2%      31.2%
 General and administrative                        52.6%        96.2%          40.9%      75.1%
                                                 ------       ------         ------     ------
  Total operating expenses                         88.0%       159.0%          84.1%     188.3%
                                                 ------       ------         ------     ------
   Loss from operations                           -80.2%      -165.6%         -95.8%    -203.5%

Interest income and other expense, net              1.0%         2.0%           0.5%       8.1%
Interest expense                                  -61.3%        -4.9%         -23.4%      -7.3%
                                                 ------       ------         ------     ------
Net loss                                         -140.5%      -168.5%        -118.7%    -202.7%
                                                 ======       ======         ======     ======

     NET SALES. Our net sales decreased by 21.0% to $3,319,000 for the quarter ended September 30, 1999 from $4,202,000 the quarter ended September 30, 1998 and increased by 14.1% to $10,447,000 for the nine months ended September 30, 1999 from $9,151,000 for the nine months ended September 30, 1998. Decreased sales for the quarter ending September 30, 1999 were primarily due to a decrease in sales of headend routers. Increased sales for the first nine months of the year were due to increases in modem sales which more than offset decreases in headend router sales.

     For the three months ended September 30, 1999, broadband wireless systems operators, cable system operators and ISPs accounted for 43%, 45% and 12% of net sales, respectively. For the three months ended September 30, 1998 wireless system operators, cable system operators and ISPs accounted for 34%, 60% and 6% of net sales, respectively. Three customers accounted for 33%, 24%, and 12% of net sales during the third quarter of 1999. Three customers accounted for 17%, 16% and 13% of net sales during the comparable period in 1998. International sales accounted for 9% of net sales during the three months ended September 30, 1999 and 0% for the comparable period in 1998.

     GROSS MARGIN. Gross margin was a positive 7.8% of net sales for the quarter ended September 30, 1999 and negative 6.6% of net sales for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and September 30, 1998, gross margin was a negative 11.7% and a negative 15.2%, respectively. The increase in gross margin in the quarter ending September 30, 1999 compared to the similar quarter in 1998 is primarily attributed to a favorable change in the product mix (increased sales of multi-user modems as compared to single-user modems), improved margins for headend routers and reduced costs attributable to manufacturing overhead. Gross margin for the nine months ending

September 30, 1999 continued to be negative but at a lower figure than for the comparable period in 1998 due primarily to improved margins for headend routers.

     RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and programs for improving manufacturability of our existing products. Research and development expenses decreased 51.0% to $820,000 for the quarter ended September 30, 1999 from $1,674,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses decreased 58.3% to $3,131,000 from $7,507,000 for the nine months ended September 30, 1998. Research and development expenses as a percentage of net sales were 24.7% and 39.8% for the third quarters of 1999 and 1998, respectively, and were 30.0% and 82.0% for the first nine months of 1999 and 1998, respectively. Research and development expenses decreased primarily due to reduced employee headcount and related expenses due to diminished capital resources during the period. During the three months ended September 30, 1999, compensation recognized on the grant of stock options with exercise prices at below fair market value for employees engaged in research and development amounted to $131,000.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 63.1% to $356,000 for the quarter ended September 30, 1999 from $966,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses decreased 51.8% to $1,377,000 from $2,856,000 for the nine months ended September 30, 1998. Sales and marketing expenses as a percentage of net sales were 10.7% and 23.0% for the third quarters of 1999 and 1998, respectively, and 13.2% and 31.2% for the first nine months of 1999 and 1998, respectively. Sales and marketing expenses decreased primarily due to reduced employee headcount and related expenses (resulting from our diminished capital resources) and the refocusing of the business to a small number of existing wireless customers. During the three months ended September 30, 1999, compensation recognized on the grant of stock options with exercise prices at below fair market value for employees engaged in sales and marketing amounted to $15,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses decreased 56.8% to $1,746,000 for the quarter ended September 30, 1999 from $4,044,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses decreased 37.8% to $4,272,000 from $6,868,000 for the nine months ended September 30, 1998. General and administrative expenses as a percentage of net sales were 52.6% and 96.2% for the third quarters of 1999 and 1998, respectively, and 40.9% and 75.1% for the first nine months of 1999 and 1998, respectively. During the quarter ended September 30, 1999, expenses remained high in absolute dollars due to work in finalizing the class action litigation settlement and legal expenses associated with the SEC investigation. Expenses remained relatively high in absolute dollars for the nine months ended September 30, 1999 due to continued work on getting our financial statements audited and work in connection with the class action settlement and the SEC investigation. During the three months ended September 30, 1999, compensation recognized on the grant of stock options with exercise prices at below fair market value for employees engaged in administration amounted to $60,000.

       INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $2,000,000 for the three months ended September 30, 1999 compared to net interest expense of $122,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, we incurred net interest expense of $2,398,000 compared to net interest income of $77,000 during the nine months ended September 30, 1998. The increase in net interest expense for the quarter and for the nine month period was primarily due to amortization of a deemed discount of approximately $7.3 million which results from the difference between the conversion price ($2.85) of the $18.1 million of convertible debentures which we agreed to issue on August 30, 1999 and the then market price of our Common Stock ($4.00). This deemed discount will be amortized over the four months ending December 31, 1999 (the date on which the debentures become convertible). The amortization charge related to the deemed discount was approximately $1.8 million for September 1999 and will be approximately $5.5 million for the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised $42.5 million in net proceeds through our initial public offering (in November 1997) and other debt and equity financings. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint Corporation (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). The debentures are due in September 2009 and bear interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal monthly). The debentures will be convertible into Common Stock at the option of the respective holders at any time after December 31, 1999 or upon a change of control, whichever occurs first, and will be convertible into Common Stock at our option at any time after 2000. The conversion price is $2.85 per share, subjected to antidilution adjustment (ratchet antidilution adjustment for the first six months, and weighted average antidilution thereafter). The debentures would be convertible into 6,350,877 shares of Common Stock at the current conversion price of $2.85.

     In connection with the purchase of convertible debentures, Sprint Corporation also acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures will be convertible into 2,689,455 shares of Common Stock, on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to purchase at least $10 million of our products on terms that are to be negotiated, and the exercisability of the warrants is tied to Sprint's submission of purchase orders for our products (10% of the warrants become exercisable for each $1 million of purchase orders submitted).

     Assuming that as of September 9, 1999 Sprint converted all its convertible debentures and exercised all its warrants, it would own 6,806,271 shares of our Common Stock, representing approximately 39% of the 17,473,967 shares of our Common Stock that would then be outstanding (as adjusted for the issuance of Common Stock pursuant to such debentures and warrants and assuming no other outstanding options, warrants or debentures are exercised).

     Under the terms of Sprint's investment, it will have substantial corporate governance rights (including veto rights over most material actions we might take) and substantial additional rights and privileges, as described in greater detail in Item 2 of Part II below.

      Net cash used in operating activities was $4,396,000 and $15,537,000 during the first nine months of 1999 and 1998, respectively. The net cash used in operating activities in the first nine months of 1999 was primarily the result of our net loss of $12,405,000, partially offset by a reduction in inventories of $2,999,000, a reduction in accounts receivable of $1,090,000 and an increase in non-cash charges attributable principally to the amortization of the deemed discount on the debentures referred to above and to compensation charges recognized on the grant of stock options to employees at exercise prices which were lower than fair market on the date of grant. Net cash used in operations in the first nine months of 1998 was primarily the result of our net loss of $18,550,000.

     Net cash used in investing activities was $8,994,000 and $2,860,000 during the first nine months of 1999 and 1998, respectively. Net cash used in investing activities for the first nine months of 1999 was primarily due to the purchase of short term investments in the amount of $8,991,000. Net cash used in investing activities for the first nine months of 1998, was primarily a result of the purchase of property and equipment of $3,818,000, partially offset by net proceeds from short term investments of $893,000. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At September 30, 1999, we did not have any material commitments for capital expenditures.

     Net cash from financing activities was $18,052,000 for the first nine months of 1999 compared to a net use of cash of $311,000 for the first nine months of 1998. The increase was the result of the issuance in September 1999 of the convertible debentures in the principal amount of $18,101,000 referred to above.

     At September 30, 1999, our liquidity consisted of cash and cash equivalents and short term investments of $17,125,000. We had no available line of credit or other source of borrowings or financing. Our principal indebtedness consists of the $18.1 million convertible debentures issued in September 1999 and a convertible debenture issued in April 1997 in the principal amount of $5.5 million (the "$5.5 Million Debenture").

RISKS RELATED TO THE YEAR 2000 ISSUE.

     BACKGROUND. The "Year 2000 Issue" refers generally to the problems that some software, including firmware embedded in our products, may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

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

     We have completed our plan, except for contingency planning, with respect to the current versions of all of our products to assure that they are Year 2000 compliant. As a result of our readiness plan all of the current versions of each of our products currently offered for sale are Year 2000 compliant (with the exception of final quality assurance and customer network testing), when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. In some cases, our products require an upgrade which is either sold as a complete substitute or as a kit for in-service systems to be Year 2000 Compliant. We consider our products to be Year 2000 compliant if they have the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change without changes in operation resulting from the advent of a new century, assuming correct configuration;
(iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; and (iv) recognize year 2000 as a leap year.

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

     We have an ongoing program in an effort to prevent any adverse effects caused by the Year 2000 issue with regard to our mission critical internal information systems (including the third-party software for our management information systems, networks and desktop applications, and our hardware telecommunications technology). With respect to Mission Critical internal systems, we are currently 100% Year 2000 compliant.

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

SEASONALITY AND INFLATION.

     We do not believe that our business is seasonal or that it is impacted by inflation.

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

     WE WILL NEED ADDITIONAL CAPITAL.

     Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September, we raised $18.1 million from the issuance and sale of convertible debentures. We anticipate that we will need to raise additional capital during 2000. Our ability to raise additional capital may be limited by a number of factors, including (i) Sprint's veto rights, right of first refusal and other substantial rights and privileges,
(ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers, (iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues, (iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) our Common Stock being delisted from the Nasdaq National Market and not traded on any other public market (except for sales on the Pink Sheets which have occurred without our consent), (vi) uncertainty regarding our financial condition and results of operations, (vii) our history of heavy losses and (viii) the other risk factors referred to herein. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

     WE ARE LARGELY DEPENDENT ON SPRINT

     In September 1999, Sprint invested $11 million in purchasing convertible debentures from us and acquired warrants to purchase additional convertible debentures. The warrants are in consideration for a commitment by Sprint to purchase $10 million of our products by the end of 2000, but the terms of such purchases are subject to negotiation. Sprint is acquiring our principal wireless customers, and we expect that our future business will come primarily from wireless customers. Accordingly, our future business will probably be substantially dependent upon orders from Sprint or from companies selling to Sprint. Sprint is considering using our products in connection with its roll-out of wireless Internet access services, but it has made no commitment to do so and there can be no assurance that it will do so.

     In connection with Sprint's investment in us, Sprint obtained substantial corporate governance rights. Two of our five directors are Sprint designees, and if Sprint exercised all its warrants and conversion privileges (and if no one else did so), Sprint would own approximately 39% of our Common Stock. Under the terms of our agreements with Sprint, we cannot issue any securities or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction. (See Item 2 of Part II below.) As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the terms of any such purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

     OUR LIMITED OPERATING HISTORY AND HEAVY LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $75,974,000 as of September 30, 1999 and $63,569,000 as of December 31, 1998. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in prior periods and the price pressures on sales of our products continues. We expect to incur losses for some time.

     WE FACE LITIGATION RISKS.

     Although the class action lawsuits have been settled, we continue to face litigation with Pacific Monolithics (referred to in Part II, Item 1 "Legal Proceedings"), and we are subject to an investigation by the SEC. It is difficult for us to evaluate what the outcome of the Pacific Monolithics litigation or the SEC investigation will be. Responding to the investigation has been, and probably will continue to be, expensive and time-consuming for us, and responding to the Pacific Monolithics litigation may be expensive as well. We do not know whether the results of the litigation or the investigation will be damaging for us.

     It is possible that we may be exposed to further litigation in the future, particularly in light of the restatement of our financial statements, and the adverse developments that have occurred partly as a result of the restatement. In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future in an effort to assert our patent rights, and third parties may bring litigation against us challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

     REDUCTION IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES HAVE HURT OUR BUSINESS. WE PLAN TO INCREASE EXPENDITURES IN THE FUTURE, BUT WE MIGHT NOT BE ABLE TO DO SO EFFECTIVELY.

     Commencing in the latter part of 1998 and continuing through the first three quarters of 1999, we reduced our expenditures on research and development and on other aspects of our business. We also reduced the number of our employees. During the first quarter of 1999, we implemented a reduction in force that reduced the number of full-time employees to 32 as of March 31, 1999 compared to 87 full-time employees at December 31, 1998. At September 30, 1999, the number of full time employees had increased to 36. We used consultants heavily to supplement our workforce, and as of September 30, 1999 we had 15 consultants in various areas. While we believe these reductions were necessary to conserve our remaining capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities (together with the other factors referred to above and elsewhere herein) have hurt us competitively and may continue to harm our business in the future.

     In September 1999, we raised $18.1 million and we are now attempting to hire additional personnel on an expedited basis in order to achieve our product development goals. We operate in an extremely competitive environment for technical and other qualified personnel, and there can be no assurance that we will be able to achieve our hiring and product development goals.

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

     One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes, although, as indicated above, we have recently had to reduce the scope of our research and development efforts due to lack of capital resources. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have been negative until this quarter and which must substantially improve in order for us to operate profitably.

     We expect that the market price pressure to reduce the prices on our products will continue to exert downward pressure on our gross margins. Our gross margins are also affected by the sales mix of our headends and modems. Our single-user modems generally have lower margins than our multi-user modems, both of which have lower margins than our headends. We anticipate that, due to customer demand, the sales mix of our products may continue to be weighted toward lower-margin modems.

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

     We are dependent upon certain key suppliers for a number of the components for our 64QAM products. For example, we have only one vendor, BroadCom Corporation, for the 64QAM demodulator semiconductors that are used in our client modem products, and in past periods these semiconductors have been in short supply. In 1997, BroadCom announced a program whereby certain of its technological and product enhancements may be made available to certain of our competitors before making them available to us, thereby giving us a competitive disadvantage. Hitachi is the sole supplier of the processors used in certain of our modems. Stanford Telecom (now Intel), which is a competitor for at least one of our broadband wireless products, is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

     WE ARE IN AN INTENSELY COMPETITIVE MARKET, AND WE COMPETE WITH MUCH LARGER COMPANIES.

     Our market is intensely competitive, and we expect even more competition in the future. The principal competitive factors in this market include:

     - product performance and features including both downstream and upstream transmission capabilities,

     -    reliability and stability of operation,

     -    system and network installation capability,

     -    evolution to new services and RF architectures,

     -    sales and distribution capability,

     -    technical support and service,

     -    general industry and economic conditions.

     While we believe our products and services are competitive with or superior to those of our wireless competitors, we have been hampered by a lack of resources, by disruptions resulting from management and personnel changes, and by uncertainties caused by our past financial reporting difficulties referred to at the beginning of this report. Although our products have been particularly well received in the broadband wireless market, financial difficulties among our wireless customers have limited our sales to and collections from these customers until recently. In addition, conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, emergence or evolution of industry standards or specifications in wireless may put us at a disadvantage in relation to competitors. There can be no assurance that we will be able to compete successfully in the future.

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

     WIRELESS CABLE COMPETITORS. Our principal competitors in the wireless broadband wireless market include Cisco Systems (which has proprietary products under development due to its acquisition of Clarity Wireless, Inc.), COM21 (which is attempting to adapt its proprietary cable systems for wireless), ADC/Phasecom, Adaptive Broadband, Harris, 3Com, Motorola, Newbridge Networks and other vendors that are attracted by recent investments by MCI WorldCom and Sprint in wireless operations. Stanford Telecom is the sole supplier for certain components used in our products and has indicated that they might stop shipping these components to us. (Intel is in the process of acquiring the T.C.P (components) division of Stanford Telecom and has indicated that upon completion of the acquisition this restriction would be withdrawn. There is, however, no guarantee that this acquisition will be completed.) Our products have been more widely accepted in the broadband wireless market than in the cable market partly because the adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless. This belief is based on the performance of the adaptive equalizer in the modem in the presence of multiple signals, the power required from the transceiver in the return path and the probable disruption of the TDMA return path in the presence of noise or multi-path propagation. However, there can be no assurance that improvements in integrated circuit technology, transceiver output power levels or changes in the

DOCSIS TDMA protocol will not allow systems developed for cable to perform effectively over wireless. One of the DOCSIS compliant vendors might also modify the DOCSIS equipment to a proprietary non-standard form to work over wireless.

     CABLE MODEM COMPETITORS. The adoption of the DOCSIS cable standard by large cable operators has adversely affected our ability to sell to cable customers, particularly new customers. Further, our products are not compatible with headend equipment and modems of other suppliers of broadband Internet access products, including DOCSIS products, and, as a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers are reluctant to purchase our products. This limits cable sales to existing customers and small operators with special requirements.

     OTHER COMPETITION. Broadband wireless and cable system operators face competition from providers of alternative high speed connectivity systems. In the wireless high speed access market, broadband wireless system operators are in competition with satellite TV providers. In telephony networks, xDSL technology enables digitally compressed video and Internet access signals to be transmitted through existing telephone lines to the home. Market acceptance of xDSL, or other wired technologies such as ISDN, or satellite technologies, such as DBS, could decrease the demand for our products. Recently, several companies, including Compaq, Intel, Microsoft, 3Com, Alcatel, Lucent, several RBOCs, MCI WorldCom and others announced the formation of a group focused on accelerating the pace of ADSL service. Key customers use DSL and wireless technology to offer Internet access choosing the most cost effective technology to provide the service to particular subscribers.

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

     There are a number of competing technologies for providing high speed Internet access. Alternative high speed connectivity technologies include wired technologies such as xDSL and ISDN. As indicated in "Competition" above, several large companies have announced the formation of a group to accelerate the pace of ADSL service. To the extent that customers view these or other alternative technologies as providing faster access or greater reliability or most-effectiveness, sales of our products would be adversely affected.

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

     OUR MARKET IS NEW AND DEVELOPING, AND WE MUST DEPEND UPON WIRELESS
     OPERATORS.

     The market for broadband Internet access products has only recently begun to develop and is characterized by an increasing number of market entrants and competing technologies. Our success will depend primarily on our ability to sell our products to wireless broadband system operators and on their sales of our client modems to end-users.

     We have become increasingly dependent on sales to broadband wireless system operators and distributors. Our net sales to customers in the broadband wireless industry increased from $2.4 million in 1997 to $4.7 million in 1998 and to $4.2 million for the nine months ended September 30, 1999. The adoption of the DOCSIS standard, which has adversely affected our sales to cable system operators, has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location and the installation of an antenna at the customer premises. Therefore, despite a typical range of up to 35 miles, a number of factors, such as buildings, trees or uneven terrain, can interfere with reception, thus limiting broadband wireless system operators' customer bases. We estimate that there were only approximately 1.0 million wireless video cable customers in the United States as of March 1998. In addition, current technical and legislative restrictions have limited the number of analog channels that wireless cable companies can offer in the most commonly used frequency bands to 33. In order to better compete with cable system operators, satellite TV and telcos, broadband wireless system operators have begun to examine the implementation of digital TV and/or Internet access to create new revenue streams. To the extent that such operators choose to invest in digital TV, such decisions will limit the amount of capital available for investment in deploying other services, such as Internet access. To the extent wireless operators choose to provide Internet access, there is no assurance that they will not select technologies other than our high speed modem system to do so (such as Internet plus telephony, or new equipment standards such as DOCSIS with which our products are not compatible). While many broadband wireless system operators are currently utilizing telephone return for upstream data transmission, we believe that wireless operators will demand two-way wireless transmission as more of these entities obtain licenses for additional frequencies under the FCC two-way authorization for MMDS frequencies released in September 1998. We have refined and are continuing to develop our products so as to satisfy the two-way transmission needs of broadband wireless system operators, and our customers have fourteen two way wireless headend installations in place to do this. But, there can be no assurance that we or our customers will be successful in our efforts to make this a commercially viable alternative to two-way cable. The failure of our products to gain market acceptance would hurt our business.

     In the past, our ability to sell our products to broadband wireless customers has been adversely affected by chronic undercapitalization in the broadband wireless industry. The weak financial condition of many existing and potential customers has made them reluctant to undertake the substantial capital commitments necessary to introduce and market Internet access products and services. A number of wireless customers have been unable to pay for the products we shipped to them. Recent investments by Sprint and MCI WorldCom in wireless operators are expected to have a significant effect upon the industry. There can be no assurance, however, that Sprint or MCI WorldCom will elect to purchase our products in the future.

     Our sales to cable system operators have in the past constituted approximately half our business. We expect these sales to decline substantially in the future. RCN, our largest cable customer, has indicated that it will not purchase our products for installations in new markets. In selling to cable system operators, we face a number of difficulties. Our products are not in compliance with the DOCSIS standard that has been adopted by a number of large cable operators and which is preferred by Excite@Home, which has adversely affected our sales. Also, our products are not compatible with the headend equipment or modems of other suppliers. Many cable system operators and their customers may be reluctant to adopt and commit to a technology such as ours which has not gained wide acceptance among their industry peers. Certain of our competitors have already established relationships in the cable market and with Excite@Home, further limiting our ability to sell products to penetrate the market. The cable industry has undergone evolution and reorganization, which has adversely affected certain of our customer relationships. Moreover, the extent to which (and the manner in which) cable system operators will commit to providing broadband Internet access remains uncertain. Cable system operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide Internet access. Cable service operators have little experience in providing Internet networks or launching, marketing and supporting Internet services, and providing such services will involve substantial capital expenditures. To the extent that cable service operators elect to provide Internet access, there is no assurance that they will choose to do so through our cable modem systems.

     WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     A small number of customers has accounted for a large portion of our net sales, and we expect this trend to continue. Our headend equipment and modems do not operate with other companies' headend equipment or modems, and, as a result, we are typically the sole source provider to our customers. In the third quarter of 1999, RCN Corporation and PCTV-Speedchoice (which is being acquired by Sprint) accounted for, in the aggregate, 57% of our net sales (33%, and 24% of our net sales, respectively). In 1998, RCN accounted for 25% of our net sales. The fact that our customer base is highly concentrated increases our risk of loss as a result of the loss of any of our principal customers. RCN has announced that it will no longer purchase our product for installations in new markets. There is no assurance that PCTV will continue as our customer after it is acquired by Sprint.

    THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY AND UNCERTAIN AND OUR OPERATING RESULTS FLUCTUATE WIDELY.

     The sale of our products typically involves a great deal of time and expense. Customers usually want to engage in significant technical evaluation before making a purchase commitment. During 1999, our sales have been primarily limited to a few customers. There are often delays associated with our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. Because our sales cycle may be long and uncertain, and because we depend on a relatively few customers who place relatively large orders, any delay or loss of an order that is expected to be received in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

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

     VOLATILITY OF OUR STOCK PRICE.

     Our Common Stock has been delisted from the Nasdaq National Market and has not traded on Nasdaq since mid-June 1998. Until June 1999, there had not been current information regarding our business and financial condition for over one year, and our previous financial statements have been restated. The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

     In June 1998, five class action lawsuits were filed in Santa Clara County Superior Court, California against us, our five directors then in office (one of whom was an officer at that time), two former officers and one former director. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits also named as defendants the underwriters in our initial public offering, but the underwriters have since been dismissed from the cases.

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

     In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California. Both of these federal class action lawsuits were brought against the same defendants as the six state court class actions referred to above, except that the second federal class action lawsuit also named as a defendant Pricewaterhouse Coopers (PwC), our former independent auditors. (The underwriters in our initial public offering were named as defendants in the first federal class action lawsuit but were subsequently dismissed.) The class period for the first federal class action lawsuit is from November 12, 1997 to June 1, 1998, and the class period in the second class action lawsuit extends to June 17, 1998. The complaints in both federal class action lawsuits claim that we and the other defendants violated various provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

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

     On August 13, 1999, the United States District Court for the Northern District of California, San Jose Division, entered a Final Judgment and Order of Dismissal in the class action litigation in which, among other things, the court approved the settlement of that litigation as provided in the Stipulation of Settlement, dismissed with prejudice all of the Released Claims (as defined therein), except for certain minor claims referred to in Exhibit 1 to the order, and declared that such Released Claims are released as of the Effective Date (as defined in the Stipulation of Settlement). The period in which to appeal the order will expire in November 1999.

SEC INVESTIGATION

     In October 1998, the Securities and Exchange Commission began a formal investigation of us and unidentified individuals with respect to our financial statements and public disclosures. We have been producing documents in response to the Securities and Exchange Commission's subpoena and are cooperating with the investigation. A number of current and former officers, other employees and directors have testified or may testify before the Securities and Exchange Commission's staff.

LAWSUIT FILED BY PACIFIC MONOLITHICS

     In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against us, our five directors then in office (one of whom was an officer at that time), a former director (as to whom the action was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which we entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleges that we induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning our financial condition and results of operations, which were false and misleading, and further alleges that we wrongfully failed to consummate the acquisition. The complaint claims the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint seeks compensatory and punitive damages according to proof, plus attorneys' fees and costs. The plaintiff has attempted to initiate discovery, which defendants have opposed on the basis that the plaintiff and we had agreed that any disputes would be submitted to arbitration. The defendants have filed a motion to compel arbitration and to stay the court action.

     In July 1999, the court granted our motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. In October 1999, Pacific Monolithics submitted a Demand for Arbitration to the American Arbitration Association. Our response is not yet due. No date for the arbitration hearing has yet been set.

     We do not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of the arbitration will have a material adverse impact on our financial statements.

ITEM 2. CHANGES IN SECURITIES

ISSUANCE OF SECURITIES TO SPRINT CORPORATION.

     Pursuant to a Securities Purchase Agreement dated August 30, 1999 between us and Sprint Corporation (the "Sprint Purchase Agreement"), we issued and sold to Sprint on September 9, 1999 (i) an $11 million face amount 4% Convertible Class A Debenture due 2009 (the "Class A Debenture") which will be convertible, as described below, into 3,859,649 shares of our Common Stock (subject to adjustment), at a conversion price of $2.85 per share (subject to adjustment),
(ii) a $1,000 face amount 4% Convertible Class B Debenture due 2009 (the "Class B Debenture") which is convertible at any time at the election of Sprint into up to 1,000 shares of a newly created series of our Preferred Stock designated Class J Preferred Stock, par value $1.00 per Share (the "Preferred Stock"), at the rate of one share of Preferred Stock for each $1.00 principal amount of Class B Debenture, and (iii) warrants (the "Warrants") to purchase at $1.00 per Warrant up to 8,397,873 (subject to adjustment) debentures that will have substantially the same terms as the Class A Debenture (the "Warrant Debentures") and will be convertible at a conversion price of $2.85 per share (subject to adjustment) into 2,689,455 shares of Common Stock (subject to adjustment). In consideration for such securities, Sprint paid a purchase price of $11,001,000 and agreed to purchase $10 million of our products on terms that are to be negotiated, as described below. We granted to Sprint in the Sprint Purchase Agreement certain rights regarding corporate governance, the right to appoint two directors to our Board of Directors, certain rights of first refusal, preemptive rights and other rights, as described below. Pursuant to the Sprint Purchase Agreement, we also entered into a 1999 Amended and Restated Investor Rights Agreement (the "Rights Agreement") and a Warrant Agreement, both dated as of September 9, 1999, and we and Sprint agreed to enter into an Equipment Purchase Agreement, as described below.

     Assuming that as of September 9, 1999 Sprint converted the Class A Debenture and the Class B Debenture, exercised the Warrants and converted the Warrant Debentures acquired upon such exercise (and assuming that Sprint paid $8,397,873 upon such exercise), Sprint would own 6,806,271 shares of our Common Stock, representing approximately 39% of the 17,473,967 shares of our Common Stock that were outstanding at August 30, 1999 (as adjusted for the issuance of Common Stock pursuant to the Series A Debenture and the Warrants and assuming no outstanding warrant, convertible debenture or option held by any other person is exercised or converted) and 100% of the 1,000 shares of Preferred Stock outstanding. The number of shares of Common Stock into which the Class A Debentures or Warrant Debentures will be convertible may be increased due to certain adjustments as described below.

      CLASS A DEBENTURE. The Class A Debenture is in the principal amount of $11 million and bears interest at the rate of 4% per annum, on a 360 day basis, actual days elapsed. Interest is payable quarterly in arrears commencing on October 1, 1999 and thereafter on the first business day of each calendar quarter. Instead of paying interest in cash, we will pay interest on the Class A Debenture by adding each month the amount of interest to the outstanding principal amount due after the Class A Debenture. Sprint will have the right to convert the principal of the Class A Debenture (or any portion of the principal thereof which is $1.00 or an integral multiple of $1.00) into shares of Common Stock at the rate of one share of Common Stock for each $2.85 principal amount of the Class A Debenture (subject to adjustment as provided in the Class A Debenture, the "Conversion Price"). The Class A Debenture is convertible at any time, at the option of Sprint, following the first of the following to occur:
(i) December 31, 1999 (unless we agree in writing to an earlier date), (ii) a Change of Control (as defined below) or (iii) receipt by Sprint of a Change of Control Notice (as defined below) from us. For purposes of the Class A Debenture, "Change of Control" means the occurrence of any of the following: (a) any person shall have acquired beneficial ownership of more than 25% of our outstanding voting stock (within the meaning of Section 13(d) or 14(d) of the Exchange Act); or (b) individuals who immediately following the closing were directors of ours (which includes the directors designated by Sprint, together with any replacement or additional directors who were nominated or appointed by a majority of directors in office immediately following the closing or by a majority of such directors and their nominees or appointees) cease to constitute a majority of our Board of Directors. In the event that a proposed Change of Control will occur pursuant to an agreement to which we are a party, we will give notice of such proposed Change of

Control (a "Change of Control Notice") to Sprint at least 10 business days prior to the consummation of the transactions contemplated by such agreement.

     At any time on or after December 31, 2000, we will have the right to convert the principal of the Class A Debenture (or any portion of the principal hereof which is $1.00 or an integral multiple of $1.00) into shares of Common Stock at the Conversion Price.

     The Class A Debenture is subject to adjustment for certain additional issuance of capital stock or rights to acquire capital stock ("Additional Stock") and for any stock split, reverse stock split, stock dividend, recapitalization, merger, consolidation or sale of substantially all our assets. If any Additional Stock is issued during the period commencing September 9, 1999 and ending March 9, 2000 for per share consideration less than the then Conversion Price, the then Conversion Price will be reduced to the per share price at which such Additional Stock is issued (ratchet antidilution). If any Additional Stock is issued after March 9, 2000 for per share consideration less than the then Conversion Price, the then Conversion Price will be adjusted based on a weighted average calculation (weighted average antidilution). In the Sprint Securities Purchase Agreement, we represented that on September 9, 1999 the number of shares of Common Stock outstanding on a fully diluted basis (assuming the exercise of all stock options and warrants and the conversion of all debentures and any other convertible instruments) after the transactions described herein was 30,396,481 and that 3,859,649 (the number of shares into which the Series A Debenture was convertible at $2.85 per share) constituted 12.6977% of such fully diluted number. If the actual number of shares then outstanding was greater than 30,396,481, the initial Conversion Price of $2.85 would be reduced so that the number of shares of Common Stock into which the Series A Debenture would be convertible upon issuance would represent 12.6977% of the outstanding shares of Common Stock on a fully diluted basis.

      CLASS B DEBENTURE. The Class B Debenture is in the principal amount of $1,000 and bears interest at the rate of 4% per annum, on a 360 days basis, actual days elapsed, which is payable in full at maturity or upon conversion. The Class B Debenture is convertible at any time at the option of the Purchaser into 1,000 shares of Preferred Stock. As long as the total number of shares of our Common Stock that Sprint and its affiliates owns or would own assuming the conversion of all debentures and the exercise of all Warrants as a percentage of all outstanding shares of our Common Stock on a fully diluted basis ("Sprint's Interest") is 10% or more, (a) the holders of Preferred Stock, voting as a separate class, will have the right to elect two directors to serve on our Board of Directors and (b) the affirmative vote of the holders of a majority of the shares of Preferred Stock will be necessary for us to:

                  (i) adopt an Annual Business Plan (as defined) or take any actions that materially deviate from such plan;

                  (ii) make any capital expenditures in excess of $2 million in the aggregate in any fiscal year, except to the extent contemplated in the Annual Business Plan;

                  (iii) make any acquisition or disposition of any interests in any other person or business enterprise or any assets, in a single transaction or a series of related transactions, in which the fair market value of the consideration paid or received by us exceeds $1 million;

                  (iv) organize, form or participate in any joint venture or similar entity involving the sharing of profits in which the assets or services to be contributed or provided by us to such joint venture or other entity have a fair market value in excess of $1 million;

                  (v) form a subsidiary;

                  (vi) issue any Common Stock, preferred stock or other capital stock or any stock or securities (including options and warrants) convertible into or exercisable or exchangeable for Common Stock, preferred stock or other capital stock or amend the terms of any such stock or securities or any agreements relating thereto (other than employee stock options approved by our

Board of Directors and Common Stock issued upon exercise thereof) or effect any stock split or reverse stock split or combination;

                  (vii) enter into any transaction between us, on the one hand, and any Affiliate or Associate of ours (as defined), on the other, other than the payment of compensation and other benefits to employees and directors in the ordinary course of business;

                  (viii) declare or pay any dividend or other distribution with respect to our capital stock;

                  (ix) incur any indebtedness for borrowed money or capital lease obligations that are not expressly contemplated in the then-current Annual Business Plan in excess of $250,000 in the aggregate during any fiscal year;

                  (x) amend our Certificate of Incorporation or Bylaws or create or amend a stockholders' rights plan;

                  (xi) declare bankruptcy; or

                  (xii) liquidate or dissolve.

The Certificate of Designations for the Preferred Stock states that the voting rights specified in the certificate shall terminate at such time as any share of the Preferred Stock ceases to be owned by Sprint and its Affiliates (as defined).

     WARRANTS. Pursuant to a Warrant Agreement dated September 9, 1999, Sprint purchased 8,397,873 Warrants to purchase Warrant Debentures at $1.00 per Warrant Debenture. The Warrant Debentures will have substantially the same terms as the Class A Debenture (including the conversion rights referred to above). The Warrants will be exercisable on the earliest date that Sprint has submitted to us at least $1 million of purchase orders under the Equipment Purchase Agreement to be negotiated between us and Sprint. On that date, 10% of the Warrants (rounded to the nearest whole Warrant) will become exercisable. Thereafter, an additional 10% of the Warrants (rounded to the nearest whole Warrant) will become exercisable for each additional $1 million of purchase orders as are submitted by Sprint to us under the Equipment Purchase Agreement, such that the entire amount of Warrants will be exercisable when $10 million of purchase orders have been submitted.

     The Warrant Agreement provides that, if at any time before March 9, 2000 we amend the terms of its outstanding $5.5 Million Debenture we issued in 1997, or enter into any other arrangement with the holder of the $5.5 Million Debenture, that increases the number of shares of our Common Stock that would be outstanding on a fully diluted basis, then we must issue to Sprint such number of additional Warrants as would be necessary to cause Sprint's Interest to remain the same. Also, if prior to March 9, 2000, the holder of the $5.5 Million Debenture gives notice to us demanding payment of any portion of the principal amount of $5.5 Million Debenture (and we subsequently repay a portion of such principal prior to maturity), or if we voluntarily repay a portion of the principal amount of the $5.5 Million Debenture before March 9, 2000, then we must issue to Sprint a number of additional Warrants equal to 2.85 times (a) the amount by which the repaid amount divided by the Conversion Price of the Debentures (as defined below) exceeds the number of shares of Common Stock into which the repaid amount of the $5.5 Million Debenture would have been convertible (if it had not been repaid), (b) divided by 3.

     CHANGES IN OUR BOARD OF DIRECTORS. In order to fulfill a condition of the Sprint Purchase Agreement, two of our current directors (Stephen E. Halprin and Douglas M. Leone) resigned upon the closing and two persons designated by Sprint were appointed to fill the vacancies created by the resignations: Theodore H. Schell, Sprint's Senior Vice President, Corporate Strategy and Development, and Timothy S. Sutton, President of Sprint's Broadband Wireless Group. The Sprint Purchase Agreement also provides for certain nomination rights with respect to our Board of Directors.

     OTHER RIGHTS GRANTED TO SPRINT. The Sprint Purchase Agreement also provides a right of first refusal if we enter into a "Change of Control Agreement," which is defined to include (i) any merger or consolidation of ours which results in a Change of Control (as defined above), (ii) any disposition of a substantial portion of our assets, (iii) any sale or issuance of stock (including a tender offer) that results in a Change of Control or (iv) any other transaction that results in a Change of Control. If we enter into a Change of Control Agreement with a third party at any time at which Sprint's Interest is 10% or greater, we must provide a complete copy of the Change of Control Agreement (including all schedules and exhibits) and any related agreements to Sprint within one business day following the execution of the Change of Control Agreement. The delivery of the Change of Control Agreement to the Sprint will constitute a binding offer by us to consummate with Sprint the transactions contemplated by the Change of Control Agreement on the terms as set forth in the Change of Control Agreement. Such offer will be irrevocable for a period ending at 11:59 p.m., Kansas City time, on the 60th day following the day of delivery of the Change of Control Agreement to Sprint, which period may be extended as provided in the Sprint Purchase Agreement. The Sprint Purchase Agreement provides that Sprint may assign all or any part of its right of first refusal to any other Person (as defined), whether or not an affiliate of Sprint.

      The Sprint Purchase Agreement further provides that, for so long as Sprint's Interest is equal to or greater than 10%, if we determine to issue for cash consideration additional securities of ours, including options, warrants, convertible instruments or other direct or indirect rights to acquire equity securities of ours ("Equity Securities") to third parties, other than Equity Securities issued or proposed to be issued to or for the benefit of any Person (as defined in the Purchase Agreement) who serves as an employee or director of ours in the ordinary course of business, we will offer Sprint the right to purchase that certain portion of the additional Equity Securities as will permit Sprint to maintain the same percentage ownership interest in us (on a fully diluted basis) as it had immediately before the issuance of the Equity Securities.

     For so long as Sprint's Interest is equal to or greater than 10%, if we determine to issue additional Equity Securities to officers or employees or for other than cash consideration, and the issuance of such additional Equity Securities would cause Sprint's Interest to fall below 10%, Sprint shall have, under the Sprint Purchase Agreement, the right to purchase from us such number of shares of Common Stock as will cause Sprint's Interest to remain at or above 10%.

     Under the Sprint Purchase Agreement, as long as Sprint's Interest is 10% or greater, we are not permitted to take the actions referred to above (in (i) through (xii) under the heading "Series B Debenture") without Sprint's prior written approval.

     RIGHTS AGREEMENT. Pursuant to the Sprint Purchase Agreement, we, Sprint and holders of a majority of the "Registrable Securities" under our prior registration rights agreement, together with the investors referred to below, entered into the Rights Agreement dated September 9, 1999. Under the Rights Agreement, Sprint has the right on two occasions to require us to register under the Securities Act of 1933, at our expense, Sprint's sale of shares of our Common Stock that Sprint acquires pursuant to the Sprint Purchase Agreement. In addition, Sprint and the other holders of Registrable Securities (as defined in the Rights Agreement) have (a) piggyback registration rights to participate, at our expense, in any registration by us for our own account or for the account of any stockholder (other than registrations on Form S-8 or Form S-4, but including any registration pursuant to Sprint's demand registration rights) and (b) the right to require us to register, at our expense, the sale of the Registrable Securities on Form S-3, subject to certain conditions.

     EQUIPMENT PURCHASE AGREEMENT. Under the Sprint Purchase Agreement, Sprint agreed to purchase $10 million of certain types of our products pursuant to an Equipment Purchase Agreement that is to be negotiated between us and Sprint. Certain terms of the agreement have been specified by the parties, and they have agreed to negotiate in good faith to resolve all open terms in order to execute Equipment Purchase Agreement by December 31, 1999. If we are unable to agree upon all terms by that date, any unresolved terms will be submitted to arbitration.

ISSUANCE OF DEBENTURES TO OTHER INVESTORS.

     Concurrent with the closing of the Sprint Purchase Agreement, we issued and sold to certain other investors (the "Investors") for $7.1 million 4% Convertible Debentures due 2009 in the aggregate face amount of $7.1 million (the "Debentures"). The Debentures will be convertible into an aggregate of 2,491,228 shares of our Common Stock (subject to adjustment) at a conversion price of $2.85 per share shares (subject to adjustment). The terms of the Debentures are substantially the same as the terms of the Class A Debentures.

     The Investors include partnerships associated with Accel Partners, which purchased in the aggregate $5.6 million of the Debentures (convertible into an aggregate of 1,964,912 shares of Common Stock, subject to adjustment); OSCCO III, L.P., which purchased $750,000 of the Debentures (convertible into 263,158 shares of Common Stock, subject to adjustment); and Gary M. Lauder, who purchased $750,000 of the Debentures (convertible into 263,158 shares of Common Stock, subject to adjustment). James R. Flach, a director the Company who recently became its Chief Executive Officer, is an executive partner of Accel Partners but has informed us that he holds no voting or dispositive power with respect to the securities held by the Accel partnerships. Stephen
E. Halprin, a general partner of OSCCO Management Partners III, which is the general partner of OSCCO III, L.P., was a director until his resignation upon the closing of the Sprint Purchase Agreement and the issuance and sale of the Debentures. Mr. Halprin disclaims beneficial ownership of OSCCO III, L.P. securities except to the extent of his pecuniary interest therein. Mr. Lauder is a director.

     Assuming that as of September 9, 1999, the following Investors converted all their Debentures and exercised all warrants held by them to purchase shares of our Common Stock, and including all shares of Common Stock otherwise owned by such Investors, such Investors would own the respective numbers of shares of Common Stock set forth below, representing approximately the respective percentages set forth below of the shares of Common Stock outstanding as of August 30, 1999 (adjusted for the respective Investors to include the Common Stock issuable upon conversion of the Debentures and warrants held by those Investors, but assuming that no other debentures, warrants, options or other convertible securities were converted or executed):


                                             No. of Shares of Common    % of Shares of Common
                Investors                              Stock                    Stock
    All partnerships associated with
             Accel Partners                          2,833,768                  17.3%

             OSCCO III, L.P.                           759,563                   6.9%

             Gary M. Lauder                            539,207                   4.9%

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:


       EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

            3.1  Certificate of Designations of Series J
                 Non-Convertible Preferred Stock of the Registrant (1)

           10.1  Securities Purchase Agreement between Sprint
                 Corporation and the Registrant dated as of August 30, 1999 (1)

           10.2 Warrant Agreement between Sprint Corporation and the Registrant dated as of September 9, 1999 (1)

           10.3 1999 Amended and Restated Investor Rights Agreement dated as of September 9, 1999 (1)

           10.4  Form of 4% Convertible Class A Debenture due 2009 (1)

           10.5  Form of 4% Convertible Class B Debenture due 2009 (1)

           10.1 Securities Purchase Agreement among the Registrant and certain investors dated as of August 30, 1999 (1)

           10.7  Form of 4% Convertible Debenture due 2009 (1)

           27.1  Financial Data Schedule

  -----------------

  (1) Incorporated by reference to the Exhibits with the same number in the Company's current report on Form 8-K filed September 24, 1999.


(b)      Reports on Form 8-K

     The following Current Reports on Form 8-K have been filed by the Company since June 30, 1999

     1. On September 24, 1999, the Company reported under Item 5. "Other Events" and Item 7. "Exhibits" that on September 9, 1999 the Company issued and sold certain securities pursuant to agreements entered into on August 30, 1999.

     2. On October 12, 1999, the Company reported under Item 5. "Other Events" the appointment of Thara M. Edson as Vice President, Finance and Chief Financial Officer.

     3. On October 28, 1999, the Company reported under Item 5. "Other Events" the resignation of Carl S. Ledbetter, its Chief Executive Officer, and the appointment of James R. Flach as acting Chief Executive Officer.

                              HYBRID NETWORKS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  12, 1999               HYBRID NETWORKS, INC.



                                          /s/ James R. Flach
                                          -----------------------
                                          James R. Flach
                                          Chief Executive Officer



                                          /s/ Thara Edson
                                          -----------------------
                                          Thara Edson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)