Form 10-K
period 1999-12-31
HYBRID NETWORKS INC
filed 2000-03-24
CIK 900091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE YEAR ENDED DECEMBER 31, 1999, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 0-23289
                             HYBRID NETWORKS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0252931
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       6409 GUADALUPE MINES ROAD                              95120
         SAN JOSE, CALIFORNIA                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 323-6500

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    As of February 16, 2000, there were outstanding 13,948,159 shares of the Registrant's Common Stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, based on the average bid and ask prices of such stock as of such date on the pink sheets (although the Registrant disclaims that such prices accurately reflect the fair market value of such stock), was approximately $216,196,465. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I
  ITEM 1                Business....................................................      2
  ITEM 2                Properties..................................................     13
  ITEM 3                Legal Proceedings...........................................     13
  ITEM 4                Submission of Matters to a Vote of Security Holders.........     15
PART II
  ITEM 5                Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................................     16
  ITEM 6                Selected Financial Data.....................................     17
  ITEM 7                Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     17
  ITEM 7A               Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     33
  ITEM 8                Financial Statements........................................     34
  ITEM 9                Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................     59
PART III
  ITEM 10               Directors and Executive Officers of the Company.............     60
  ITEM 11               Executive Compensation......................................     60
  ITEM 12.              Security Ownership of Certain Beneficial Owners and
                        Management..................................................     60
  ITEM 13               Certain Relationships and Related Transactions..............     60
PART IV
  ITEM 14               Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     60
Signatures..........................................................................     63
Exhibits

    As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid
Networks, Inc., a Delaware corporation.

PART I

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN EVENTS MAY OCCUR OR CERTAIN TRENDS MAY CONTINUE. OTHER FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE DEVELOPMENT OF PRODUCTS OR TECHNOLOGIES, MATTERS RELATING TO OUR PROPRIETARY RIGHTS, YEAR 2000 COMPLIANCE, FACILITIES NEEDS, OUR LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS ABOUT FUTURE MATTERS. ALL THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD NOT RELY TOO HEAVILY ON THESE STATEMENTS; ALTHOUGH THEY REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THEY INVOLVE FUTURE EVENTS THAT MIGHT NOT OCCUR. WE CAN ONLY BASE SUCH STATEMENTS ON FACTS AND FACTORS THAT WE CURRENTLY KNOW. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. WE DISCLAIM ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SUBSEQUENT EVENTS.

ITEM 1. BUSINESS

OVERVIEW

    We design, develop, manufacture and market broadband access products, primarily for wireless systems, that provide high speed access to the Internet for business and consumers. Our customers are principally wireless system operators and CATV (cable) operators. Our high speed access systems remove the bottleneck in the connection to the end-user, thereby greatly accelerating the response time for accessing bandwidth-intensive information on the Internet. We provide a proven alternative to DSL and cable for high speed Internet access for small businesses and residential subscribers.

    Although we have provided our products to a number of cable operators, we believe the principal market for our products will be for broadband wireless applications. This is in part because the broadband wireless industry, which had historically been under-capitalized, has had a substantial capital infusion. During 1999, Sprint Corporation and MCI WorldCom acquired a majority of MMDS wireless frequency licenses in the United States. In addition, we believe Internet access through broadband wireless provides advantages over DSL and cable applications in many areas. These advantages include:

    - Rapid Deployment: Wireless systems may be deployed and installed more rapidly than DSL and cable systems, in part because wireless systems do not require laying wires for customer hookup.

    - Low Set-Up and Maintenance Cost: Since wireless does not depend upon the wire-based infrastructure required by DSL and cable, the cost to initiate and maintain wireless systems is relatively low.

    - Coverage: Wireless MMDS provides Internet access over a 35-mile radius around a transmitter. Although wireless transmission requires a clear line of sight to subscribers, it can fill gaps in DSL and cable coverage (providing service to areas that would otherwise be inaccessible), and it offers viable alternatives in markets accessible to all three technologies.

    - Costs to Acquire Spectrum: The cost on a per subscriber basis is often lower for line-of-sight wireless transmission compared to cable transmission.

    The wireless broadband market is expected to grow substantially. Strategic Group of Washington, D.C., a telecommunications research and consulting company, announced its prediction that broadband wireless revenues, driven by local telephone service and Internet usage, will reach $3.4 billion in 2003, compared to 1999 revenues of $1.2 million.

    Our proprietary technology includes technical innovations (including those that increase spectrum utilization and decrease interference) which enhance the performance of wireless systems. Our systems have been field tested and are deployed in wireless applications in over 45 markets; we have developed experienced customer service and technical expertise; and we believe we have a sound plan for supporting future voice and video developments in wireless services. Moreover, the wireless industry has not adopted the Data Over Cable System Interface Specification (DOCSIS), a standard to which our products do not conform. While the DOCSIS standard has inhibited our sales to cable customers, it has not affected our ability to market to wireless system operators. We believe our products offer significant advantages to wireless customers, providing an opportunity for growth as the wireless industry expands in the future.

RECENT DEVELOPMENTS

    In September 1999, Sprint invested $11.0 million and certain capital investors invested $7.1 million in Hybrid in exchange for convertible debentures, convertible at a conversion price of $2.85 per share (subject to adjustment). In addition, Sprint agreed to purchase $10 million of our products on terms that are to be negotiated. In connection with the equipment purchase agreement, we issued warrants to purchase $8.4 million additional convertible debentures. At December 31, 1999, the Sprint debentures were convertible, into 3,907,775 shares of our Common Stock (subject to adjustment) and the debentures issuable upon exercise of the warrants would be convertible, at the same conversion price, into 2,946,622 shares of our common stock. Assuming that as of December 31, 1999 Sprint converted all its convertible debentures and exercised all its warrants, it would own 6,854,397 shares of our Common Stock, representing approximately 37.4% of the 18,335,847 shares of our Common Stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of December 31, 1999 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 22.6% of the 30,323,156 fully diluted shares of our Common Stock that would then be outstanding. Under the terms of Sprint's investment, Sprint appointed two of our five directors and has substantial governance rights (including veto rights over most material actions we might take, see Note 9 to the Notes to Financial Statements below), has a right of first refusal if a third party seeks to acquire us (which right of first refusal Sprint can assign to a third party), and has substantial additional rights and privileges (as described in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    Following Sprint's investment, we responded to the request for proposal
(RFP) that Sprint sent us and other potential suppliers of broadband wireless Internet access equipment, soliciting bids to supply Internet access equipment for use in Sprint's proposed deployment of broadband wireless service in the United States. The technically complex RFP process has continued for the last six months and has included direct submission by us, by various competitors, and systems integrators. Negotiations with Sprint are continuing, but Sprint has not yet placed an order for any new market for our products or indicated that it will select our products for the first phase of its wireless broadband system roll out.

PRODUCTS, TECHNOLOGY AND SERVICES

    Our Series 2000 products are an integral part of a full wireless or cable high speed Internet access system. The Series 2000 includes head end routers, network and subscriber management tools and a line of end-user routers and modems.

    Our head end products include downstream and upstream routers and management systems. These products are used by broadband wireless and cable operators at their base stations, or head ends, to connect Internet subscribers to the operator's networks in order to give the subscribers high speed Internet access. Our head end products provide management systems that allow the operators to configure and manage their networks, to set systems alarms and to engineer parameters for different priorities, and different levels of services and charges, among end users. These parameters enable the operators to give priority to premium-paying high-volume subscribers and allocate unused capacity to lower-volume groups.

    The subscribers to the wireless operators' networks are typically single-computer customers or local area networks (LANs) used by small businesses and high-end residential customers. The operators use our end-user products to connect subscribers to the wireless systems networks at the subscribers' sites.

    We provide high speed two-way transmission systems for both wireless and cable operators. We also support one-way high speed downstream transmission on wireless and cable systems that use a telephone modem or router return. In addition to enabling operators to use either two-way or one-way broadband transmission systems, our products can be engineered to accommodate the operators' other requirements as well, including their particular frequency spectrum holdings and cable plants.

    PRODUCTS

    The following table outlines the primary components of the Company's Series 2000:

HEADEND EQUIPMENT (1)                                       PRODUCT DESCRIPTION
CyberManager 2000 (CMG-2000)                   Workstation with proprietary Hybrid software
                                               that provides subscriber and network
                                               management, allows the operator to set the
                                               service levels or groups for business or
                                               residential.

CyberMaster Downstream Router (CMD-2000)       High speed downstream RF router that supports
                                               up to 60 Mbps aggregate throughput in 12 MHz
                                               of spectrum.

CyberMaster Upstream Router QPSK Return (CMU   Upstream router and demodulator for two-way
  2000-14C and QDC-030-2)                      operation with QPSK return.

END-USER EQUIPMENT (1)
Multi-User Modem/Router (CCM-201, CCM-202)     Client modem and router that can be used in
  CCM-231)                                     either wireless or cable systems. Supports up
                                               to 20 users.

Single-User Modem (N-201, N202) N-231)         Similar to CCM-201, CCM-202 and CCM-231 but
                                               restricted to a single user.

Wireless Broadband Router (WBR-60, WBR-20      Similar to CCM except it emphasizes the
  (WBR-5)                                      device is a router for privacy and not a
                                               "bridge" modem such as often used in lower
                                               priced systems. Serves 60, 20, or 5 users
                                               respectively.

------------------------

(1) All products are available for use with wireless or cable systems.

    Headend Equipment

    CYBERMANAGER 2000. The CyberManager 2000 ("CMG-2000") is our proprietary subscriber and network management workstation. The CMG-2000 uses our software to provide the system administrator interface to the upstream and downstream routers and end customer equipment. The

CMG-2000 has a 10/100BaseT (Ethernet) interface to connect to a fast Ethernet switch in the headend. Currently, CMG-2000's are operating with 6,000 modems in the field with a limit of up to 20,000 modems.

    CYBERMASTER DOWNSTREAM ROUTER. The CyberMaster Downstream Router ("CMD-2000") is a rack-mounted industrial microcomputer. It supports our proprietary SIF and QAM cards, which are used for downstream routing and for 64-quadrature amplitude modulation ("64-QAM") downstream modulation. The CMD-2000 has a 10/100BaseT interface to connect to a fast Ethernet switch within the headend. The CMD-2000 supports up to six independent 10 Mbps downstream channels normally feeding two TV channels or transmitters. Each 10 Mbps channel occupies 2 MHz of either wireless or cable spectrum.

    CYBERMASTER UPSTREAM ROUTER QPSK RETURN. The Cybermaster upstream router is a rack mounted industrial microcomputer. The product houses dual Quadrature phase-shift keying ("QPSK") receiver cards which demodulate upstream QPSK signals. The CMU-2000-14C has a 10/100BaseT interface to connect to a fast Ethernet switch at the headend. The CMU supports up to 28 upstream ports each with a 256 Kbits per second (Kbps) to 5 Mbits per second (Mbps) data rate. It is usually configured to support up to 2,400 wireless or cable modem subscribers with 256 kbps channels.

    End User Equipment

    MULTI-USER MODEM/ROUTER. The Multi-User Modem/Router supports 10 Mbps, 64-QAM downstream data transmission on both wireless and cable systems and upstream transmission via wireless or cable return, telephone modem or router. The router family includes the CCM-201, a phone return with external modem, the CCM-202 phone return with internal modem, and the CCM-231, for wireless, cable or phone return. Each CCM includes routing capability to support up to 20 networked devices (PC, Macintosh or workstation), the WBR family extends this to
60. These units have a number of security features including system authentication and user ID.

    SINGLE-USER ROUTER. The Single-User Routers are similar to the Multi-User Modem/ Routers (CCM-201, CCM-202 and CCM231, respectively) but support only one client device which can be a PC, Macintosh or workstation.

    WIRELESS BROADBAND ROUTER. The Wireless Broadband Router family is similar to the CCM except it emphasizes the device is a router for privacy and not a "bridge" modem often used in lower priced systems.

    TECHNOLOGY

    The Series 2000 product line is a proprietary, integrated broadband access system. The Series 2000 is media independent, in that all the same system components may be deployed in either wireless or cable systems. The Series 2000 supports asymmetric two-way transmission on either a wireless or cable system as well as asymmetric telephone-return or router-return on either a wireless or cable system, and the same wireless transmitter or downstream TV channel can be used for any combination of two-way and telephone or router return configurations.

    The Series 2000 system is expandable from an entry-level system to large systems that serve up to 20,000 modems. It has been successfully deployed by wireless operators in systems that utilize multiple antennas at the head end to increase capacity. Each of the multiple return antennas is pointed in a slightly different direction, covering sectors of roughly 30 DEG., to increase the capacity of the available return frequency spectrum.

    We believe that our extensive field experience with fully operational wireless systems in over 45 markets, wireless and cable, gives us a key advantage in the design and delivery of wireless systems.

    Wireless Downstream Optimization

    Our patented proprietary sub-channelization technology splits a standard 6 MHz channel into three 2 MHz slices for downstream transmission, providing greater service flexibility and minimizing the effects of multipath interference in wireless systems. Sub-channels mitigate the effects of interference between transmitters and allow flexible sectorization in large installations. They can also be loaded differently to provide different grades of service. Our patented 2 MHz sub-channelization allows our products to serve the newer wireless communication services ("WCS") wireless bands, which are 5 and 10MHz wide. The WCS bands are similar to MMDS except for bandwidth range of 2.305 GHz to 2.320 GHz and 2.345 GHz to @.360 GHz.

    Upstream Optimization

    Groups of subscribers share many 160 to 600 kHz bandwidth return channels. This provides redundancy and resistance to the interference common in large wireless installations, especially those with multiple return sectors. Narrow channels allow smaller antennas and lower power transceivers than are needed for conventional 2MHz TDMA channels.

    The Series 2000 head end or base station automatically offsets the transmit frequencies of the WBR or modems to correct for drift in the customer's transceiver and optimize performance of the head end demodulators. The head end levels the return transmit power so all signals arrive at the head end at the same level. This optimizes demodulator performance and minimizes interference between the multiple receive sectors used in large systems.

    Software not only allows subscribers to share many return channels, but also allows some to burst into a continuous transmission state to move large files upstream. The operator can control the parameters to optimize performance for business users yet still provide everyone access to capacity. It is usual to set up two or three groups of return channels, often with different bandwidths so as to provide different service levels or groups for business and residential customers.

    Alliances

    Hybrid has developed long term alliances with all manufacturers of transceivers, headend transmitters and headend downconverters necessary to implement a full wireless system. These alliances allow us to concentrate on our core technology while offering the appropriate complementary technology and providing customers with choices among complementary offerings.

    SERVICES

    Our product support services include consulting, systems engineering, systems integration, installation, training and technical support. Network operations engineers, who combine radio frequency and TCP/IP networking expertise, provide network consulting to support the sales force, assisting sales representatives and customers in defining the specifications for the system to be installed. Our network operations group also works with the customer during site preparation to aid in systems engineering, system integration, installation and acceptance testing for system start-up. Each customer is required to enroll, for a fee, at least one person in our one-week training course; enrollment for multiple employees from the customer organization is encouraged and supported with a discounted fee schedule. These training courses are tailored to specific implementations of our products and cover the installation, operation and maintenance of our headend and client modem products in a network operating environment. We typically provide a one-year warranty on our hardware products that includes factory repair service. Customer support also includes telephone support, maintenance releases and technical bulletins covering all of our software and firmware products that contain application code. We provide support after expiration of the warranty period as a purchase option, including on-site field support.

CUSTOMERS

    Our customers include wireless system operators and cable system operators. A small number of customers has traditionally accounted for a large portion of our net sales. In 1999, RCN Corporation (a cable system operator) and wireless operators now owned by Sprint accounted for 31% and 28% of our net sales, respectively. In 1998, RCN Corporation and Knology Holdings, Inc. (another cable system operator) accounted for 25% and 13% of our net sales, respectively. During 1999 and 1998, 52% and 58% respectively, of our net sales were attributable to cable system applications and the balance to wireless applications. The trend to consolidation with fewer but larger and much better capitalized companies is expected to continue.

    WIRELESS CUSTOMERS

    Sprint and MCI WorldCom have acquired over 60% of the prime MMDS wireless spectrum.

    As indicated in "Recent Developments" above, Sprint now holds $11 million of our convertible debentures and warrants to purchase an additional $8.4 million convertible debentures. These debentures, (including accrued interest) are convertible into 6,854,397 shares of our Common Stock which, at December 31, 1999 would have constituted (37.4% on a beneficial ownership percentage and) 22.6% of our fully diluted outstanding shares of Common Stock. Sprint has appointed two of our five directors and has substantial corporate governance rights, has veto rights over most material actions we might take, has a right of first refusal if a third party seeks to acquire us and has other substantial rights and privileges.

    Sprint has agreed to purchase at least $10 million of our products during 2000 on terms that are to be negotiated. We have been negotiating with Sprint for six months a possible agreement whereby Sprint would purchase, or cause a service provider to purchase our products for the first phase of Sprint's roll out of broadband wireless Internet access service. As yet no agreement has been reached with Sprint for the purchase of our products.

    Our ability to expand sales of our products may depend to a significant extent upon whether and to what extent Sprint elects to purchase our broadband wireless Internet access products and upon the terms of any such purchases. We believe that, in addition to our sales to Sprint (directly or through a service provider), Sprint's decision regarding the purchase of our products may affect our ability to sell our products to other wireless customers as well. We believe other wireless customers have deferred significant purchases of high speed Internet access equipment pending Sprint's decision.

    CABLE CUSTOMERS

    Although most of our sales have in the past been to cable customers, we anticipate that those customers will represent a decreasing portion of our future net sales. Because our products do not conform to the Data Over Cable System Interface Specification ("DOCSIS") standard for cable modems, we are not selling products to new cable customers and our sales to existing cable customers have been limited to additions to their previously installed systems.

SALES, MARKETING AND DISTRIBUTION

    We sell our products primarily in the United States. Sales are made through our own field sales force and sales support organization. We also sell our products through VARs. We have field sales offices in Atlanta, Georgia, Tinton Falls, New Jersey and Littleton, Colorado.

    Our direct sales force also sold to wireless operators in Mexico and Canada in 1999. European interest in DOCSIS has made it unprofitable to pursue international cable sales.

    The sale of our products typically involves a great deal of time and expense. Customers usually engage in significant technical evaluation before making a purchase commitment. There are delays associated with customers' internal procedures to complete the evaluation and to approve the large capital expenditures that are typically involved in purchasing our products. The sales cycle for our products has been lengthy and is subject to a number of significant risks. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. We have substantially no backlog of orders. We believe this is not necessarily an indication of our future sales.

    Our marketing efforts are targeted at broadband wireless system operators, many of whom are now part of Sprint or MCI WorldCom, and regional or smaller wireless operators. Our cable efforts are concentrated on technically supporting existing customers. Because we have elected to focus our sales efforts on wireless operators, we have decided not to develop DOCSIS compatible cable modems. We are not selling products to new cable customers, and our sales to existing cable customers have been limited to additions to previously installed systems.

    The market for our products has historically experienced significant price erosion, and we have experienced and expect to continue to experience pressure on our selling prices. The cable industry's standardization on DOCSIS and the deployment of DSL by telephone companies has increased pricing pressure. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. Further, we anticipate that in the future the sales mix of our products will be weighted toward lower-margin single-user products, thereby adversely affecting our gross margins.

MANUFACTURING

    Our manufacturing strategy is to perform assembly, testing and quality inspection internally and to outsource the manufacturing of the product modules to third parties. We maintain a limited in-house manufacturing capability for performing assembling and testing on headend products and for reconfiguring small quantities of routers at our headquarters in San Jose.

    Our Series 2000 client routers are manufactured by Sharp Corporation through an agreement we have had since early 1997 with Sharp and its distributor, Itochu Corporation. We have not developed an alternative manufacturing source given the quality of the Sharp product and our limited volumes. We plan to have our new Wireless Broadband Router (WBR) manufactured in new packaging by Sharp. In order for us to compete effectively in the sale of systems, we will need to reduce our prices, and the underlying costs of our routers. As long as Sharp is the only manufacturing source of our routers, our ability to reduce the manufacturing costs may be limited.

    We have subcontractors for the standard components and subassemblies for our headend products. Standard components include the Sun Microsystems Sparc 5 workstation and its Sun Operating System (OS); and Intel's Ethernet cards and Pentium-based PCI processor cards. Our CyberManager 2000 Router is built on the Sparc 5/Sun OS platform by installing our proprietary network subscriber and network management software, HybridWare. Our CyberMaster Downstream Router ("CMD") and CyberMaster Upstream Router ("CMU") are built on Intel's Pentium-based PCI/ISA-based computer cards installed in standard rack-mounted backplanes from Industrial Computer Source that are configured to our specifications. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

    We are dependent upon these and other key suppliers for a number of the components for our 64-QAM products. For example, each new modem or WBR design can use only one vendor for the 64-QAM demodulator semiconductors, and in past periods these semiconductors have been in short supply. The CCM and N type routers use Broadcom chip sets. Hitachi is the sole supplier of the processors used in certain of our routers. The former Stanford Telecom, Telecom Component Products

Group (now acquired by Intel), is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries of them to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

    Our products generally carry a one-year warranty for replacement of parts. Although we have not experienced any significant product liability claims to date, there can be no assurance that we will not be subjected to such claims in the future.

RESEARCH AND DEVELOPMENT

    As of December 31, 1999, our research and development staff consisted of 12 full-time employees, and 10 local consultants. To supplement our research and development efforts, we have hired a consulting firm in India to work on various projects. Our agreement with the firm is to provide up to 20 engineers as consultants depending upon the project needs. Our total research and development expenses for 1999, 1998 and 1997 were $4,191,000, $7,771,000 and $7,831,000, respectively. Our research and development during 1999 was directed primarily towards improving the performance of our 2-way wireless products and reducing the cost of our routers. We enhanced our QPSK return product software in cooperation with certain of our wireless customers to improve performance as the customers introduce antenna sectorization to increase return path capacity. The capacity of the manager was increased to 20,000 routers and the WBR-60-231 multi-user modem was extended to address 60 computers.

    In 2000, we are continuing our efforts to reduce the cost of manufacturing and improve the performance of client routers significantly through design and engineering changes. In addition, we are engaged in the development of new CMD's and CMU's with power supply redundancy. We are also working on Network Management integration into ever larger networks and technology to serve subscribers where the line of sight to the base station is marginal. There can be no assurance that we will be successful in these development efforts.

    The market for wireless high speed Internet access products is characterized by rapidly changing and competing technologies, evolving industry standards and frequent new product introductions leading to short product life cycles. There can be no assurance that we will be able to keep up with these changes.

COMPETITION

    The market for wireless broadband high speed Internet access products is intensely competitive, and we expect even more competition in the future. The principal competitive factors in this market include:

    - product performance and features including both downstream and upstream transmission capabilities,

    - reliability and stability of operation (maintaining stable system operation is a key requirement),

    - integration with major operator's management and customer care systems which may involve an integrator partner,

    - price,

    - evolution to marginal line of sight situations for wireless with lower transmitter towers and transmit sectorization to conserve downstream spectrum,

    - breadth of product line,

    - sales and distribution capability,

    - technical support and service,

    - relationships with broadband wireless and cable system operators, affiliates and ISPs,

    - general industry and economic conditions.

    While we believe our products and services are competitive with or superior to those of our competitors, our product development was affected by lack of resources, by disruptions resulting from management and personnel changes and uncertainties caused by our financial reporting difficulties in 1998 and 1999. Conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to our competitors. There can be no assurance that we will be able to compete successfully in the future.

    In general, our competitors are producers of asymmetric routers and other broadband access products. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers, than we have. Many of our competitors are in a better position to withstand any significant reduction in capital spending by customers. Some of our present partners are major systems integrators who could choose to develop their own designs in-house for the wireless industry.

    WIRELESS COMPETITORS

    One of our principal competitors in the wireless market is Cisco Systems (which has proprietary products under development due to its acquisition of Clarity Wireless, Inc.). Cisco is promoting VOFDM, a competitive wireless technology that Cisco claims will provide superior cost/benefit performance and will operate successfully in adverse environments (around buildings, flat roofs and water, for example). We believe that Cisco has not yet installed a commercially operating VOFDM system. However, there is no assurance that in the future such systems will not be installed and provide benefits superior to our system.

    Other principal wireless competitors include ADC, which is currently offering the Vyyo (formerly Phasecom) product and has experience from its MMDS, WCS and UHF transmitter division (formerly known as ITS Corp.); Com21, which is attempting to adapt its proprietary cable systems for wireless; and Newbridge, which acquired much of Stanford Telecom (a manufacturer of QPSK products). Other vendors may be attracted by the 1999 investments by MCI Worldcom and Sprint in wireless operations. Nortel and Lucent have indicated an interest in entering the wireless market. While Hybrid has worked closely with Nortel and Lucent in making proposals to Sprint, other or both of these companies might choose to develop its own system to compete for Sprint deployments and to offer other competing products and services.

    We believe our products have been more widely accepted in the broadband wireless market than in the cable market for two reasons:

    1) The understanding we gained with our customers' help in understanding the issues of deployment and in particular return path sectorization (used to increase spectrum utilization) and return path interference,

    2) The adoption of the DOCSIS standard has not had a significant effect on wireless customers.

    We believe that products meeting or based on the present DOCSIS standard does not perform well over wireless. This belief is based in part on the fact that Hybrid's 2 MHz downstream sub-channelization technique provides triple the resistance to multipath distortion by applying the full power of the WBR adaptive equalizer to a 2 MHz channel rather than a 6 MHz channel used in DOCSIS. In addition, we believe DOCSIS systems require higher power from the transceiver on the return path and will face probable disruption of the TDMA return path in the presence of multipath and noise. However, there can be no assurance that improvements in integrated circuit technology, transceiver output power levels or changes in the DOCSIS TDMA protocol will not allow systems developed for cable to perform effectively over wireless. One of the DOCSIS compliant vendors might modify the DOCSIS equipment to a proprietary non-standard form to work over wireless. Vendors adapting DOCSIS are attempting to achieve lower costs and prices but still preserving the customer benefit of allowing other vendors DOCSIS modems to operate on their systems.

    CABLE MODEM COMPETITORS

    The adoption of the DOCSIS cable standard by large cable operators has adversely affected our ability to sell to cable customers. Our decision not to pursue the cable market and not to develop the DOCSIS products, has not helped our existing and potential customers who wish to purchase broadband Internet access products from multiple suppliers, These customers were forced to buy from our competition because it provides them with multiple supplier option.

    OTHER COMPETITION

    The telephone companies are learning to deploy forms of DSL providing high speed Internet access over the existing phone wires. They are also working with computer vendors such as Dell Computer Corp. and Gateway Inc. to have DSL cards ordered with PCs manufactured by those companies, thereby reducing the telephone companies' distribution costs. The chief constraints on DSL are the type, condition and length of cables out of the phone exchanges and the fact that more distant subscribers are usually served by the carrier in street cabinets that have to be enlarged or adapted for DSL. Although DSL poses a significant competitive threat, in some instances the availability of DSL may be seen as complementary to the use of our products. Some operators may use DSL service for customers in those locations in which line-of-sight access may be difficult but choose to provide wireless service where line-of-sight transmission is uninterrupted.

    To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry 802.16 standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.

INTELLECTUAL PROPERTY

    PATENTS

    We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have received 13 patents from the U.S. Patent and Trademark Office. These patents are directed to various aspects of wireless and cable modems and headend systems. In addition, the U.S. Patent and Trademark Office has issued formal notices of allowances for pending patent applications which are also directed to wireless and cable modems and headend systems, as well as various modulation and transmission schemes used in wireless cable modem systems. We have other patent applications pending before the U.S. Patent and Trademark Office. We have patent applications pending in a number of foreign jurisdictions as well. We do not know whether any pending or foreign patent applications will result in the issuance of patents.

    We cannot be assured that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party (See
Item 3 "Legal Proceedings"). We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly for us and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

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

    In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of resources. As indicated above, we were engaged during 1998 in an infringement lawsuit that we brought against two third parties. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our patents on terms that in certain respects were favorable to the defendants (See "--Patents" above and Item 3 "Legal Proceedings" below). Nonetheless, we may find it necessary to institute further infringement litigation in the future.

EMPLOYEES

    As of December 31, 1999, we had 38 full-time employees. None of our employees is represented by a collective bargaining unit with respect to his or her employment, and we have never experienced an organized work stoppage. We used consultants heavily to supplement our workforce and as of December 31, 1999 we had 16 local consultants in various areas.

ITEM 2.  PROPERTIES

    We currently sublease approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, California. The sublease expires in April 2004, and we have an option to extend the term of the lease through October 2009. We also lease approximately 900 square feet of office space in Tinton Falls, New Jersey and approximately 1,000 square feet of office space in Atlanta, Georgia on a month-to-month basis. We believe that our San Jose facilities will be sufficient to meet our anticipated growth in the near term.

ITEM 3.  LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

    In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against us, two of our directors, four former directors and two former officers. The lawsuits were brought on behalf of purchasers of our Common Stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In
July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits (the "State Actions") also named as defendants the underwriters in our initial public offering, but the underwriters have since been dismissed from the cases.

    The complaints in the State Actions claimed that we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements used in connection with our initial public offering and the financial statements issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also alleged that we and the other defendants made these misrepresentations in order to inflate the price of the Company's Common Stock for the initial public offering and during the class period. We and the other defendants denied the charges of wrongdoing.

    In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California (the "Federal Actions"). Both of the Federal Actions were brought against the same defendants as the State Actions, except that the second Federal Action also named as a defendant Price Waterhouse Coopers, LLP ("PWC"), our former independent accountants. (The underwriters in our initial public offering were named as defendants in the first Federal Action but were subsequently dismissed.) The class period for the first Federal Action is from November 12, 1997 to June 1, 1998, and the class period in the second Federal Action extends to June 17, 1998. The complaints in both Federal Actions claimed that we and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. We and the other defendants denied these charges of wrongdoing.

    We believe that the State and Federal Actions hurt our business during the latter part of 1998 and in 1999, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs, contributed to our inability during the year to complete the restatement of our financial statements and adversely affected the sales of our products and services.

    We and the other parties (other than PwC) to the State Actions and the Federal Actions reached an agreement to settle the lawsuits in March 1999. The agreement was approved by the U.S. District Court for the Northern District of California in June 1999. In November 1999, the settlement of the State Actions and the Federal Actions became final. The time to appeal from the Court's approval of the settlement has expired. Under the settlement, (i) our insurers paid $8.8 million on our behalf and on behalf of the other officer and director defendants, and (ii) we issued 3,057,459 shares of Common Stock to the plaintiffs and their counsel (750,000 shares were issued in November 1999 and the balance in February 2000), representing 21.9% of all shares of our Common Stock that were outstanding at the end of February 2000. As a result of the settlement and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by our insurance, and we will not have insurance coverage for the attorneys fees and expenses relating to the settlement that we incurs in the future.

    As of December 31, 1999, we had accrued $1,346,000 for the value of the 2,307,459 shares then remaining to be issued in the settlement.

SEC INVESTIGATION

    In October 1998, the Securities and Exchange Commission began a formal investigation of us and certain individuals with respect to our 1997 financial statements and public disclosures. During 1999, we produced documents in response to the Securities and Exchange Commission's subpoena and cooperated with the investigation. A number of current and former officers and employees and outside directors have testified before the Securities and Exchange Commission's staff.

    In November 1999, the SEC staff attorneys informed us in writing that the staff intended to file a civil injunctive action and seek civil monetary penalties against us for alleged violations of the federal securities laws. Without admitting or denying any wrongdoing, we recently reached agreement with the staff pursuant to which the staff will recommend entry of an order enjoining us from violating the books and records and related provisions of the federal securities laws. The recommended action would not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. Resolution of this matter is subject to negotiation and documentation of a final agreement with the SEC staff attorneys, the Commission's acceptance of the staff's recommendation and approval by the federal district court.

    We do not believe, based on current information, that the proposed order will have a material adverse effect on our business, financial condition or future results of operations.

PATENT LITIGATION

    In January 1998, we brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which we alleged that the defendants infringed our patents. In response to our lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that our patents were invalid and unenforceable and that in any event Com21 did not infringe them. In February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement.

    In January 1999, the Company entered into a settlement agreement and the actions were dismissed. Pursuant to the settlement, we granted Com21 and Celestica a nonexclusive license to our patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies, and we granted Com21 a right of first refusal to purchase our patents in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). The Company has received minimum royalties from the license.

PACIFIC MONOLITHICS LAWSUIT

    In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against us, two of our directors, four former directors (one of whom was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which we entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleged that we induced Pacific Monolithics to enter into the agreement by providing it with our financial statements, and by making other representations concerning our financial condition and results of operations, which were false and misleading, and further alleged that we wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted our motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. In October 1999, the plaintiff filed a demand for arbitration against us and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleges claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand seeks unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, we and the individual defendants answered the demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing is scheduled to be held in September 2000.

    We do not believe, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of this litigation will have a material adverse effect on our business, financial condition or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our security holders during 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION FOR COMMON STOCK

    Our Common Stock was traded on the Nasdaq National Market under the symbol "HYBR" during the period from our initial public offering on November 12, 1997 through June 16, 1998. On June 17, 1998, trading in our Common Stock was suspended by the Nasdaq National Market, in response to our independent auditors, PwC, withdrawing their reports to our 1997 financial statements. The suspension continued until December 1, 1998, when our Common Stock was delisted by the Nasdaq National Market due to continuing noncompliance with listing requirements. Since December 1, 1998, our stock has been traded in the over-the-counter market on the pink sheets. The table below shows the range of high and low closing sale prices reported on the pink sheets for the periods indicated. The table reflects inter-dealer prices without retail mark-up, mark down or commission. On February 29, 2000, the closing price of our Common Stock on the pink sheets was $16.56.

                                                                HIGH       LOW
                                                              --------   --------
First Quarter 1998..........................................   $13.00     $4.00
Second Quarter 1998.........................................   $ 8.75     $2.13
Third Quarter 1998..........................................      Not Traded
Fourth Quarter 1998.........................................   $ 0.75     $0.13
First Quarter 1999..........................................   $ 1.25     $0.13
Second Quarter 1999.........................................   $ 2.88     $0.38
Third Quarter 1999..........................................   $ 9.03     $2.00
Fourth Quarter 1999.........................................   $20.00     $4.75

STOCKHOLDERS

    As of December 31, 1999, there were approximately 184 holders of record of our Common Stock

DIVIDENDS

    We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. The terms our outstanding debentures and our agreement with Sprint prohibit us from paying any cash dividends without the consent of the debenture holders and Sprint.

RECENT SALES OF UNREGISTERED SECURITIES

    During 1999, we sold without registration under the Securities Act 251,000 shares of Common Stock to current or former officers or employees, upon their exercise of stock options previously granted to them, at exercise prices of from $0.27 to $11.05 per share (the average exercise price was $1.42). These sales were made in reliance on exemptions under Rule 701 or under Section 4(2) of the Securities Act. We made no other sales of securities during 1999 that were not registered under the Securities Act, except for sales previously reported in our quarterly reports on Form 10-Q filed during the year.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1999       1998     1997(1)      1996       1995
                                               --------   --------   --------   --------   --------
STATEMENT OF OPERATION DATA:
Net sales....................................  $ 13,016   $ 12,418   $  4,120   $ 2,962    $   630
Cost of sales................................    13,341     14,046      8,899     3,130        761
                                               --------   --------   --------   -------    -------
Gross profit.................................      (325)    (1,628)    (4,779)     (168)      (131)
Operating expenses:
  Research and development...................     4,191      7,771      7,831     5,076      3,862
  Sales and marketing........................     1,740      3,642      4,678     1,786        390
  General and administrative.................     7,660      8,933      2,964     1,714        748
  Asset impairment charge....................        --      1,250         --        --         --
  Write off of technology license............        --      1,283         --        --         --
                                               --------   --------   --------   -------    -------
    Total operating expenses.................    13,591     22,879     15,473     8,576      5,000
                                               --------   --------   --------   -------    -------
      Loss from operations...................   (13,916)   (24,507)   (20,252)   (8,744)    (5,131)
Interest income and other expense, net.......       171        779        316       257        166
Interest expense.............................    (8,447)      (897)    (1,666)      (28)      (304)
                                               --------   --------   --------   -------    -------
Net loss.....................................  $(22,192)  $(24,625)  $(21,602)  $(8,515)   $(5,269)
                                               ========   ========   ========   =======    =======
Basic and diluted net loss per share.........  $  (2.08)  $  (2.37)  $  (6.10)  $ (3.36)   $ (2.37)
                                               ========   ========   ========   =======    =======
Shares used in basic and diluted per share
  calculation(2).............................    10,678     10,410      3,541     2,535      2,223
                                               ========   ========   ========   =======    =======

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998     1997(1)      1996       1995
                                                    --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $13,394     $3,966    $27,143     $3,886     $3,353
Working capital...................................    6,027       (812)    23,795      6,944      3,149
Total assets......................................   21,152     15,420     39,065     10,539      4,586
Long-term debt....................................   18,478        419        654        472        228
Total stockholders' equity (deficit)..............   (9,820)     2,702     27,303      7,709      3,661

------------------------

(1) All financial data in the table above as of and for the year ended December 31, 1997 presented reflect the restated financial statement.

(2) See Note 2 of Notes to Financial Statements for an explanation of the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 8 OF THIS REPORT. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH AS STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN

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

OVERVIEW

    GENERAL

    We are a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high speed access to the Internet and corporate intranets for businesses and consumers. Our products remove the bottleneck over the local connection to the end-user, thereby greatly accelerating the response time for accessing bandwidth-intensive information.

    Since 1996, our principal product line has been the Hybrid Series 2000 which consists of secure headend routers, wireless and cable routers and management software for use with either wireless transmission or cable TV facilities. To date, net sales include principally product sales and support and networking services.

    We sell our products primarily in the United States. Our customers include primarily broadband wireless system operators and cable system operators. A small number of customers has accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

    The market for high speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. Because our products do not conform to the DOCSIS standard for cable modems, we are not selling products to new cable customers and our sales to existing cable customers have been limited to additions to previously installed systems. Our ability to develop and offer competitive products on a timely basis could have a material effect on our business. The market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. Further, we anticipate that in the future the sales mix of our products will be increasingly weighted toward lower-margin products, thereby adversely affecting our gross margins.

    We believe our products are particularly well suited for use in broadband wireless applications. Until this year, however, the wireless industry has suffered from under capitalization and poor financial performance. During 1999, the wireless industry has received a substantial infusion of capital, principally from investment by telephone companies. Sprint Corporation has acquired PCTV-Speedchoice and other wireless operators (our principal wireless customers). In September 1999, Sprint invested $11.0 million in our securities (and we received an additional $7.1 million in investment from venture capital sources), and Sprint committed to purchase at least $10 million of our products for wireless applications. As part of the investment, Sprint acquired veto rights with respect to most material corporate actions we might take as well as other substantial rights and privileges. We anticipate that the success of our future operations will depend to a substantial extent upon our relationship with Sprint and whether Sprint selects our products for use in connection with Sprint's wireless high speed Internet access services in the future.

    Due to our diminished capital resources during the first three quarters of 1999 (see "--Liquidity and Capital Resources"), we reduced our expenditures for research and development and sales and marketing during this period. In
February 1999, we implemented a reduction in force. As of December 31, 1999, we had 38 full-time employees and 16 consultants compared to 87 full-time employees and 18 consultants at December 31, 1998. Following the infusion of funds we received in September 1999, as indicated above, we are seeking to hire new employees and plan to increase our expenditures for research and development, sales and marketing.

    RESTATEMENT OF FINANCIAL STATEMENTS

    In May and June 1998, we and PricewaterhouseCoopers LLP ("PwC"), our independent auditors, engaged in a review of our financial statements for 1997 and the first quarter of 1998. In June 1998, we announced that PwC had notified us that its audit reports on our 1997 financial statements should no longer be relied upon and that we and they were continuing to review those financial statements. In July 1998, PwC resigned as our independent auditors, stating that it believed our 1997 financial statements should be restated but that, although there had been no disagreements between PwC and us on any matter of our accounting principles, or practices, financial statement disclosure or auditing procedure, PwC would not continue as our independent auditors to address the restatement.

    In August 1998, we retained Arthur Andersen ("AA") as our independent auditors. After extensive work in examining our 1997 financial statements, AA resigned as our independent auditors in November 1998. AA informed us that, in its view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion on our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our 1997 financial statements. AA also stated that, during the course of its work, it had reached the conclusion that it needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and that, while AA did not complete its audit, it concluded that our 1997 financial statements were materially misstated. AA confirmed that there had been no disagreements between AA and us on any matter of our accounting principles and practices, financial statement disclosure or auditing procedure.

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

    In June 1999, Hein completed its audit of our 1997 and 1998 financial statements. Our financial statements for 1997 and the first quarter of 1998 have been restated to correct these errors. As a result of the restatement net sales for 1997 were reduced from $14,270,000 to $4,120,000 (resulting in gross loss of $4,779,000 rather than gross profit of $2,012,000), net loss increased from $13,590,000 to $21,602,000 and accumulated deficit increased from $30,932,000 to $38,944,000. Our basic and diluted loss per share increased from $3.84 to $6.10.

    Our inability to reissue audited financial statements during the course of events described above had serious consequences for our business. As a result, the Nasdaq National Market suspended trading in our Common Stock from June 1998 and delisted our stock in December 1998. During 1998, primarily due to our announcements regarding the need to restate our financial statements, a number of class action litigations were filed and the Securities and Exchange Commission initiated a formal investigation. We believe these actions hurt our business, made it more difficult for us to attract and retain employees, disrupted our management, sales and marketing, engineering and research and development staffs and adversely affected the sales of our products.

    REVENUE RECOGNITION

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We generally recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions.

    During 1999, we generally sold our software together with a three-year commitment, for which we did not charge separately, to provide upgrades, maintenance, system support and service. We recognized revenue attributed to the software over the three-year period. (Recently, we changed our policy to charge separately for maintenance and other software support after 90 days.) In those instances in which we sold software and entered into a maintenance contract for which we charged separately, we recognized revenue on the software sale without reference to the maintenance contract, and we recognized revenue on the maintenance contract over its term, generally on a straight line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    WARRANTY COSTS

    We accrue for estimated warranty costs when the related sales revenue is recognized. Our modem manufacturer, Sharp Corporation, provides a 15 month warranty on all cable routers manufactured by them. The warranty period begins on the date the routers are completely assembled. We provide a 12 month warranty on all headend equipment sold, and we typically provide a 90-day warranty on software. Actual warranty costs incurred have not differed materially from those estimated and accrued by the Company.

    NET LOSSES

    We incurred net losses for the years ended December 31, 1999, 1998 and 1997 of $22,192,000, $24,625,000 and $21,602,000, respectively. Our accumulated deficit was $85,761,000 as of December 31, 1999. We expect to incur losses for the foreseeable future.

    DEFERRED TAXES

    As of December 31, 1999, we had approximately $31.3 million in gross deferred tax assets comprised primarily of net operating loss carry forwards and capitalized research expenditures. We believe that we might not be able to realize our deferred tax assets, due to uncertainties regarding our future, our history of net losses and our lack of capital resources. In addition, the utilization of net operating loss carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar provisions of state tax laws. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. See Note 10 of Notes to Financial Statements.

    RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Net sales...................................................        100.0%        100.0%        100.0%
Cost of sales...............................................        102.5%        113.1%        216.0%
                                                                   ------        ------        ------
Gross loss..................................................         (2.5)%       (13.1)%      (116.0)%
                                                                   ------        ------        ------
Operating expenses:
  Research and development..................................         32.2%         62.6%        190.1%
  Sales and marketing.......................................         13.4%         29.3%        113.5%
  General and administrative................................         58.8%         71.9%         72.0%
  Asset impairment charge...................................           --          10.1%           --
  Write-off of technology license...........................           --          10.3%           --
                                                                   ------        ------        ------
    Total operating expenses................................        104.4%        184.2%        375.6%
                                                                   ------        ------        ------
    Loss from operations....................................       (106.9)%      (197.3)%      (491.6)%
Interest income and other...................................          1.3%          6.2%          7.7%
Interest expense............................................        (64.9)%        (7.2)%       (40.4)%
                                                                   ------        ------        ------
    Net loss................................................       (170.5)%      (198.3)%      (524.3)%
                                                                   ======        ======        ======

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales for 1999 were $13,016,000, compared to net sales of $12,418,000 for 1998, an increase of approximately 4.8%. In 1999, cable systems operators accounted for approximately 52% of net sales, compared to approximately 57% in 1998; and broadband wireless systems operators accounted for 48% in 1999, compared to 43% in 1998. International sales accounted for approximately 5% in 1999 compared to none in 1998. We had two customers that individually accounted for 31% and 28% of net sales during 1999, compared to two customers that accounted for 25% and 13% during 1998.

    In September 1999, we issued Sprint warrants to purchase $8.4 million in convertible debentures which are convertible to common stock at a conversion price of $2.85 per share (subject to adjustment). The warrants will be exercisable in 10% increments for each $1 million in orders Sprint submits to us under an equipment purchase agreement to be negotiated between Sprint and us. The fair value of these warrants, which will likely be substantial, will be recognized as a discount on these sales to Sprint.

    GROSS LOSS. Gross margin was negative 2.5% and negative 13.1% in 1999 and 1998, respectively. The $1,303,000 decrease (80%) in gross loss amount from 1998 to 1999 was primarily due to a favorable change in the product mix (increased sales of multi-user modem/router compared to a single-user modem/router), improved margin for headend routers and reduced costs attributable to manufacturing overhead.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of ongoing headend software and cable modem development expenses, as well as design expenditures associated with programs to reduce the cost and improve the manufacturability of our products. Research and development expenses were $4,191,000 and $7,771,000 for 1999 and 1998, respectively, representing 32.2% and 62.6% of net sales, respectively. In 1999, research and development expenses included noncash charges of $668,000 for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in research and development. No such charges were incurred in 1998. The decrease in research and development expenses in 1999 as compared to 1998 (46%) was due to reduced staffing and associated engineering costs. Since we were able to obtain additional financing in September 1999, we are expecting to increase our investment in research and development programs in future periods for the purpose of enhancing current products and developing new ones.

    SALES AND MARKETING. Sales and marketing expenses include primarily salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $1,740,000 and $3,642,000 during 1999 and 1998, respectively, or 13.4% and
29.3% of net sales, respectively. In 1999, sales and marketing expenses included noncash charges of $88,000 for compensation recognized on stock options granted at exercise prices below fair market value for employees and consultants engaged in sales and marketing. No such charges were incurred in 1998. The decrease in sales and marketing expenses in 1999 as compared to 1998 (52%) was due principally to decreased headcount and related payroll costs and reduced expenses for advertising, promotion and travel. We expect to increase our sales and marketing expenses as we expand our sales and marketing efforts in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses were $7,660,000 and $8,933,000 during 1999 and 1998, respectively, representing 58.8% and 71.9% of net sales, respectively. In 1999, general and administrative expenses included noncash charges of $219,000 for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in providing general and administrative services. No such charges were incurred in 1998. The decrease in general and administrative expenses in 1999 as compared to 1998 (14%) was primarily due to the decrease in general legal, audit and consulting fees offset by slight increase in reserves in connection with the settlement of certain class action litigation and with an SEC investigation, and costs incurred in the restatement of our financial statements for 1997 (see Item 3 "Legal Proceedings").

    INTEREST INCOME (EXPENSE) AND OTHER. The Company incurred net interest expense during 1999 of $8,276,000 compared to $118,000 in 1998. The increase in net interest expense in 1999 was due to amortization of deemed discount of approximately $7.4 million which results from the difference between the conversion price ($2.85) of the $18.1 million of convertible debentures which we agreed to issue on August 30, 1999 and the then market price of our Common Stock ($4.00). This deemed discount was amortized through December 31, 1999 (the date on which the debentures became convertible).

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

    NET SALES. Net sales for 1998 were $12,418,000, compared to net sales of $4,120,000 for 1997. The growth in net sales was primarily due to increased unit shipments of products offset in part by price declines on certain products in connection with volume purchases. In 1998, cable systems operators accounted for approximately 57% of net sales, compared to approximately 59% in 1997; broadband wireless systems operators accounted for approximately 43% of net sales in 1998, compared to 41% in 1997. There were no international sales in 1998. International sales accounted for 13.5% of net sales in 1997. We had two customers that individually accounted for 25% and 13% of net sales during 1998, compared to two customers that accounted for 13% and 12% during 1997.

    GROSS PROFIT. Gross margin was negative 13.1% and negative 116.0%, in 1998 and 1997, respectively. Gross margin in 1997 reflected an increase in the inventory provision included in cost of sales by $2.6 million as compared to 1996, largely related to excess inventory levels and to shipments made during 1997 in transactions that were not recognized as sales (due to restatement of our financial statements). Such a large inventory provision relative to sales was not made in 1998. Excluding this nonrecurring inventory charge, gross margin for 1997 would have been a negative 40%. The remaining increase in gross margin from 1997 was primarily due to efficiencies resulting from increased unit shipments and to decreased cost per unit.

    RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with programs to reduce the cost and improve the manufacturability of our products. Research and development expenses were $7,771,000 and $7,831,000 during 1998 and 1997, respectively, representing 62.6% and 190.1% of net sales, respectively.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related payroll costs of sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $3,642,000 and $4,678,000 during 1998 and 1997, respectively, representing 29.3% and 113.5% of net sales, respectively. The decrease in sales and marketing expenses in absolute dollars was principally due to (i) decreased headcount and related payroll costs, (ii) unusually high sales commission costs during 1997 as a result of commissions being paid on shipments that were not recognized as sales (due to the restatement of our financial statements) until 1998 and
(iii) marketing and promotion costs incurred in 1997 in connection with our Series 2000 product line.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel salaries, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses were $8,933,000 and $2,964,000 during 1998 and 1997, respectively, representing 71.9% and 72.0% of net sales, respectively. The increase in absolute dollars in 1998 was due to increased legal costs and reserves in connection with the various legal proceedings in which we were engaged during 1998, including the SEC investigation and the accrual of $1,547,000 related to the class action settlement (see Item 3 "Legal Proceedings"), and in connection with our patent program, increased headcount and related payroll costs and increased expenses for professional and other fees required of a publicly traded company and to support the aforementioned restatement of our financial statements.

    OTHER CHARGES. Due to the under utilization of our San Jose headquarters, operating expenses include a fourth quarter charge of $1,250,000 reflecting the impairment of leasehold improvements and office furniture and fixtures. Operating expenses also include a nonrecurring charge of $1,283,000 relating to the write off of the rights to certain technology acquired in November 1997.

    INTEREST INCOME (EXPENSE) AND OTHER. The Company incurred net interest expense during 1998 and 1997 of $118,000 and $1,350,000, respectively. Net interest expense incurred in 1998 decreased in comparison to 1997 due (i) to interest income on increased average cash and cash equivalents resulting primarily from our initial public offering of Common Stock in November 1997, and
(ii) to non-cash interest expense of $870,000 incurred in the fourth quarter of 1997 related to issuance of warrants with respect to certain loans obtained in September 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised $42.5 million in net proceeds through our initial public offering (in November 1997) and other debt and equity financing. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). The debentures are due in September 2009 and bear interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). The debentures will be convertible into Common Stock at the option of the respective holders at any time after December 31, 1999 and will be convertible into Common Stock at our option at any time after 2000. The conversion price is $2.85 per share, subjected to anti-dilution adjustment (ratchet anti-dilution adjustment for the first six months, and weighted average anti-dilution thereafter). At
December 31, 1999, the debentures, including accrued interest added to the principal, would be convertible into 3,907,775 shares of Common Stock at the current conversion price of $2.85.

    Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 1999 into 2,946,622 shares of Common Stock, on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to purchase at least $10 million of our products on terms that are to be negotiated, and the exercisability of the warrants is tied to Sprint's submission of purchase orders for our products (10% of the warrants become exercisable for each $1 million of purchase orders submitted).

    Assuming that as of December 31, 1999 Sprint converted all its convertible debentures and exercised all its warrants, it would own 6,854,397 shares of our Common Stock, representing approximately 37.4% of the 18,335,847 shares of our Common Stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fullydiluted basis, assuming that as of December 31, 1999 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 22.6% of the 30,323,156 fully diluted shares of our Common Stock that would then be outstanding. Under the terms of Sprint's investment, Sprint appointed two of our five directors and has substantial corporate governance rights (including veto rights over most material actions we might take, see Note 9 of the notes to our financial statements below), has a right of first refusal if a third party seeks to acquire us (which right of first refusal Sprint can assign to a third party) and has substantial additional rights and privileges (as described in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    In addition to the $18.1 million of convertible debentures referred to above, we have outstanding a senior secured convertible debenture in the face amount of $5.5 million due in April 2002 and bearing interest at 12% per annum, payable quarterly. The conversion price is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price, then (with certain exceptions) the conversion price will automatically be decreased, allowing the holder of the debenture to receive additional shares of Common Stock upon conversion.

    During 1999, we issued certain securities which triggered antidilution adjustments to the conversion price of the $5.5 million debenture. These issuances included:

(i) Warrants issued to customers to purchase 210,000 shares of common stock at $0.50 per share,

(ii) Grants of options under our stock option plans to purchase up to 1,321,907 shares of common stock at $0.50 per share (which was less than the fair market value of the stock on the date of grant),

(iii) Issuance of $18.1 million in convertible debentures convertible into common stock at a conversion price of $2.85 per share (subject to adjustment), and

(iv) Commitment to issue 3,057,459 shares of common stock in settlement of the Class Action litigation.

    As a result of these issuances, the conversion price of the $5.5 million debenture decreased to $6.64 (and the total number of shares issuable upon conversion increased to 828,454).

    Net cash used in operating activities were $8,017,000, $19,302,000, and $21,677 during 1999, 1998 and 1997 respectively. The net cash used in operating activities in 1999 was primarily the result of our net loss of $22,192,000, partially offset by noncash charges attributable to the amortization of the deemed discount on the debentures referred to above amounting to $7,394,000, depreciation and amortization charges of $1,323,000, noncash compensation charges of $1,031,000 recognized on the grant of stock and stock options to employees and consultants at exercise prices which were lower than fair market on the date of grant, and a reduction in current operating assets of $3,158,000. Net cash used in operating activities in 1998 was primarily due to our net loss of $24,625,000, partially offset by noncash charges of $6,336,000 and a decrease in net current assets related to operating activities of $1,013,000. Net cash used in operation in 1997 was primarily the result of our net loss of $21,602,000.

    Net cash used in investing activities was $21,000, $3,014,000, and $1,559,000 in 1999, 1998, and 1997, respectively. Aggregate capital expenditures for property and equipment (primarily computers, leasehold improvements, furniture, fixtures and engineering test equipment) were $21,000, $3,907,000 and $629,000 in 1999, 1998 and 1997, respectively. The significant increase in capital expenditures in 1998 as compared to 1997 was primarily due to expenditures for leasehold improvements offset by proceeds from short term investments of cash reserves. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At December 31, 1999, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities of $17,981,000 in 1999 was primarily due from proceeds from issuance of convertible debentures and related common stock warrants and from issuance of common stock for $18,446,000, offset by repayment of capital lease obligations amounting to $465,000. Net cash used in financing activities was $391,000 in 1998 primarily as a result of payment of $478,000 on capital lease obligations, partially offset by net proceeds of $87,000 from the exercise of stock options. Net cash provided by financing activities in 1997 was $42,508,000 primarily due to our initial public offering in November 1997 and the proceeds of our issuance of a convertible debenture and certain preferred stock earlier in the year, partially offset by repayment of $320,000 in capital lease obligations.

    At December 31, 1999, our liquidity consisted of cash and cash equivalents of $13,394,000 and working capital of $6,027,000. We had no available line of credit or other source of borrowings or financing. Our principal indebtedness consisted of the $23.8 million of convertible debentures referred to above, of which only $5.5 million is subject to call within the next 12 months. We believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts, will be sufficient to meet our working capital and expenditure needs for the next 12 months. We may seek additional financing during 2000 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

    SEASONALITY AND INFLATION

    We do not believe that our business is seasonal or is impacted by inflation.

    RISK FACTORS

    AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS described BELOW AND THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OCCUR, OR IF OTHERS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED AND THE PRICE OF OUR COMMON STOCK COULD DECLINE.

    WE WILL NEED ADDITIONAL CAPITAL.

    Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September, we raised $18.1 million from the issuance and sale of convertible debentures, but we are losing money at a rate that will require us to raise additional capital to stay in business. While we believe we have sufficient capital to continue operations over the next 12 months, we may be required to cut back substantially on our expenditures if we do not raise additional capital this year. Our ability to raise additional capital may be limited by a number of factors, including
(i) Sprint's veto rights, right of first refusal and other substantial rights and privileges, (ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers,
(iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues,
(iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) our Common Stock being delisted from the Nasdaq National Market, (vi) uncertainty regarding our financial condition and results of operations, (vii) our history of heavy losses and (viii) the other risk factors referred to below. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital.

    WE ARE LARGELY DEPENDENT ON SPRINT.

    In September 1999, Sprint invested $11 million in purchasing convertible debentures from us and acquired warrants to purchase additional convertible debentures. The warrants are in consideration for a commitment by Sprint to purchase $10 million of our products by the end of 2000, but the terms of those purchases are subject to negotiation. We have not yet agreed upon terms after six months of negotiations. Sprint has acquired our principal wireless customers, and we expect that our future business will come primarily from wireless customers. Accordingly, our future business will probably be substantially dependent upon orders from Sprint or from companies selling to Sprint. Sprint is considering using our products in connection with the first phase of its roll-out of wireless Internet access services, but it has made no commitment to do so and there can be no assurance that it will do so. We have only a small number of other customers. In 1999, RCN Corporation (a cable system operator) accounted for 31% of our net sales, and wireless operators now owned by Sprint accounted for 28%. In 1998, RCN and Knology Holdings, Inc. (another cable customer) accounted for 25% and 13% of our net sales, respectively. RCN has announced that it will no longer purchase our product for installations in new markets, and we expect our future sales to other cable customers to be sharply reduced as well. Since our customer base is highly concentrated, the loss of any customer could significantly hurt our business.

    In connection with Sprint's investment in us, Sprint obtained substantial corporate governance rights. Two of our five directors are Sprint designees, and if Sprint exercised all its warrants and conversion privileges (and if no one else did so), Sprint would own as of December 31, 1999 approximately 37.4% of our common stock on a beneficial ownership basis and 22.6% of our Common Stockon a fully diluted basis (as discussed in Item 1 above). Under the terms of our agreements with Sprint, we cannot issue any securities or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

    WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

    We have not been profitable to date, and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $85,761,000 as of December 31, 1999 and $63,569,000 as of December 31, 1998. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have had negative gross margins in prior periods and the price pressures on sales of our products continues. We expect to incur losses for the foreseeable future.

    WE ARE LARGELY DEPENDENT ON THE WIRELESS MARKET, AN EMERGING MARKET SUBJECT
     TO UNCERTAINTIES.

    While in the past over half our sales have been to cable customers, we have been essentially shut out of the market for new installations by cable customers (primarily because our products do not meet the cable DOCSIS standard), and we are now largely dependent on sales to broadband wireless system operators. The adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. The emergence of industry standards or specifications in the wireless industry in the future could hurt our ability to sell our products in the wireless market.

    The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic undercapitalization. The weak financial condition of many existing and potential customers has made them reluctant to undertake the substantial capital commitments necessary to introduce and market Internet access products and services. A number of wireless customers have been unable to pay for the products we shipped to them. Recent investments by Sprint and MCI in wireless operators is expected to have a significant effect upon the industry. One effect has been to attract major competitors. Cisco has announced that it is developing high speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. We face other major competition in the wireless market as well. Our principal reliance is on Sprint's future business, but Sprint has not yet purchased our products for new installations or chosen them for the first phase of its wireless service roll out.

    The wireless industry itself competes with other technologies for providing high speed Internet access, including cable and DSL. Cable companies providing Internet access and telephone companies providing Internet access through DSL are expanding into areas that were primarily considered commercially reachable only by wireless service. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location. Physical interruptions such as buildings, trees or uneven terrain can interfere with reception, thus limiting broadband wireless system operators' customer bases. In addition, wireless customers face a number of licensing and regulatory restrictions.

    Conditions in the wireless market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. There can be no assurance that the wireless industry market will grow or that our products will be accepted in the emerging market.

    WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

    Our market is intensely competitive, and we expect even more competition in the future. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers, than we have. One of our principal competitors in the wireless market in Cisco, which has recently announced that it has a competitive wireless technology that will provide superior cost/benefit performance and will operate successfully in environments in which it is difficult to obtain a clear line of sight as well as environments with multipath interference (around buildings, flat roofs and water, for example). Although we believe Cisco has not yet installed a commercially operating system using this technology, we cannot assure you that it will not do so or that Cisco's system will not provide benefits superior to ours.

    Other principal competitors include ADC, which is currently offering the Phasecom (Vyyo) product and has creditability from its MMDS, WCS and UHF transmitter division (formerly known as ITS Corp.); COM21, which is attempting to adapt its proprietary cable system for wireless; and Newbridge, which acquired much of Stanford Telecom, a manufacturer of QPSK products. Other competitors may be attracted by the recent capital infusion in the industry by Sprint and MCI. Some of our partners are major system integrators who could choose to develop their own designs in-house. Nortel and Lucent have shown an interest in entering the industry.

    Telephone companies are learning to deploy forms of DSL to provide high speed Internet access over existing telephone wires. They are also working with computer vendors to have DSL cards installed when the computers are manufactured, thereby reducing the telephone companies' distribution costs. DSL and cable Internet access companies are continuing to expand the reach of their services, thereby providing direct competition for wireless even in areas that were previously considered too remote for economical access via DSL or cable.

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

    EVOLVING INDUSTRY STANDARDS, COMPETING TECHNOLOGIES AND TECHNOLOGICAL CHANGES MAY HURT OUR BUSINESS.

    Our products are not in compliance with the DOCSIS standard that has been adopted by cable operators or with the DAVIC specifications that are supported in Europe. The emergence of these standards has hurt our business, and the adoption of other industry standards in the future could have a further adverse effect.

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

    WE FACE LITIGATION RISKS.

    Although the class action lawsuits against us have been settled and we have tentatively settled potential litigation with the SEC, we continue to face litigation with Pacific Monolithics (see Item 3

"Legal Proceedings"). It is difficult for us to evaluate what the outcome of the Pacific Monolithics litigation will be. It is possible that we may be exposed to further litigation in the future. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether we separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future, or whether third parties will bring litigation against us challenging our patents.

    REDUCTION IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES HAVE HURT
     OUR BUSINESS. WE PLAN TO INCREASE EXPENDITURES IN THE FUTURE, BUT WE MIGHT NOT BE ABLE TO DO SO EFFECTIVELY.

    Commencing in the latter part of 1998 and continuing through the first three quarters of 1999, we reduced our expenditures on research and development and on other aspects of our business. We also reduced the number of our employees. While we believe these reductions were necessary to conserve our capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities have hurt us competitively and may continue to harm our business in the future. In
September 1999, we raised $18.1 million and we are now attempting to hire additional personnel on an expedited basis in order to achieve our product development goals. We operate in an extremely competitive environment for technical and other qualified personnel, and there can be no assurance that we will be able to achieve our hiring and product development goals.

    MARKET PRESSURE TO REDUCE PRICES MAY HURT OUR BUSINESS.

    The market has historically demanded increasingly lower prices for our products, and we expect downward pressure on the prices of our products to continue. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. These prices make our products relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. In a number of instances, the prices of our competitors' products are lower than ours. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain of the components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes, although, as indicated above, we have recently had to reduce the scope of our research and development efforts due to lack of capital resources. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have been negative until the fourth quarter of 1999 and which must substantially improve in order for us to operate profitably.

    We expect that the market price pressure to reduce the prices on our products will continue to exert downward pressure on our gross margins. Our gross margins are also affected by the sales mix of our headends and routers. In the past the sales mix has been weighted toward our lower-margin routers, and we anticipate that this will continue.

    WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON
     SINGLE-SOURCE COMPONENTS.

    Our Series 2000 client routers are manufactured only by Sharp, and we plan to have Sharp manufacture our new Wireless Broadband Router as well. Our inability to develop alternative manufacturing sources has adversely affected our ability to reduce the manufacturing costs of our modems despite competitive pressures that have caused us to reduce our selling prices. We expect downward pressure on the prices of our products to continue. In order for us to compete effectively in the sale of products, we will need to further reduce our prices, and the underlying costs. As long as Sharp is the only manufacturing source of our routers, our ability to reduce the manufacturing costs may be limited.

    We have subcontractors for the standard components and subassemblies for our headend products. Standard components include the Sun Microsystems Sparc 5 workstation and its Sun Operating System (OS); and Intel's Ethernet cards and Pentium-based PCI processor cards. Our CyberManager 2000 Router is built on the Sparc 5/Sun OS platform by installing our proprietary network subscriber and network management software, HybridWare. Our CyberMaster Downstream Router ("CMD") and CyberMaster Upstream Router ("CMU") are built on Intel's Pentium-based PCI/ISA-based computer cards installed in standard rack-mounted backplans from Industrial Computer Source that are configured to our specifications. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

    We are dependent upon these and other key suppliers for a number of the components for our 64-QAM products. There is only one vendor for the 64-QAM demodulator semiconductors used in each of our new modem and WBR designs, and in past periods these semiconductors have been in short supply. The CCM and N type routers use BroadCom chip sets. Hitachi is the sole supplier of the processors used in certain of our routers. The former Telecom Component Products Group of Standard Telecom (now part of Intel) is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed (due to shortages or other factors).

    Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

    OUR LONG SALES CYCLE MAKES IT DIFFICULT FOR US TO FORECAST REVENUES,
     REQUIRES US TO INCUR HIGH SALES COSTS AND AGGRAVATES FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

    The sale of our products typically involves a great deal of time and expense. Customers usually want to engage in significant technical evaluation before making a purchase commitment. There are often delays associated with our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. This makes it difficult for us to predict revenue. In addition, since we incur sales costs before we make a sale or recognize related revenues, the length and uncertainty of our sales cycle increases the volatility of our operating results because we may have high costs without offsetting revenues.

    These factors, together with the small number of our customers and the other factors referred to in this "Risk Factors" section, tend to cause our operating results to vary substantially from quarter to quarter. These fluctuations have adversely affected the prices of our Common Stock in the past and may adversely affect such prices in the future.

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

    Changes in previous decisions (filing window for 2-way licenses) by FCC to open up MMDS spectrum brand full flexible use for upstream and downstream will adversely affect our future growth. There can be no assurance that the FCC will or will not change its decisions on opening the MMDS spectrum for full utilization which could limit the future growth of the wireless industry.

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

IMPACT OF YEAR 2000

    Even though we have not experienced any immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs which may function properly at the beginning of the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative effects of this failure remain unknown. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers.

    The year 2000 poses issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for dates such as 9/9/99. The problem exists for many kinds of software, including software for mainframes, personal computers and embedded systems.

    In assessing the effect of the year 2000 problem, we determined that there existed three general areas that needed to be evaluated:

    - Software applications in products sold to customers;

    - Internal infrastructure; and

    - Supplier/third party relationships.

    A discussion of the various activities related to assessment and actions resulting from those evaluations is below.

    SOFTWARE APPLICATIONS IN PRODUCTS SOLD TO CUSTOMERS

    We did not distribute any software applications or any hardware that were not declared to be year 2000 compliant. If, however, the computer systems that view or utilize our applications are not year 2000 compliant, the application may not function properly. Given the variability of definitions of compliance with year 2000 issues and the many different combinations of software, firmware and hardware that may use our applications, we cannot estimate at this time what year 2000 deficiencies may exist or what difficulties they may cause, including any product liability costs for our customers and adverse effects on our business.

    INTERNAL INFRASTRUCTURE

    We have required that all purchased technology be year 2000 compliant.The costs related to these efforts were not material to our business.

    SUPPLIERS/THIRD PARTY RELATIONSHIPS

    We rely on outside vendors for water, electrical and telecommunications services as well as climate control and other infrastructure services. We did not independently evaluate the year 2000 compliance of the systems utilized to supply these services. However, we have received assurance of compliance from the providers of these services. Any failure of these third parties to resolve year 2000 problems with their systems could have a material adverse effect on our business.

    CONTINGENCY PLANS

    Based on these actions, we have not developed a formal plan to be implemented as part of our efforts to identify and correct year 2000 problems affecting our internal systems. However, if we believe it is necessary, we may take the following actions:

    - Short to medium term use of backup equipment and software; and

    - Increased work hours for our personnel.

    If we are required to implement any of these contingency plans, the plans could have a material adverse effect on our business. Based on the actions taken to date, and the lack of any problems to date, we are reasonably certain that we have identified and resolved all year 2000 problems that could hurt our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report................................     35

Balance Sheets as of December 31, 1999 and 1998.............     36

Statements of Operations for the Years Ended December 31,
  1999, 1998 and 1997.......................................     37

Statement of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1999,
  1998 and 1997.............................................     38

Statements of Cash Flows for the Years Ended December 31,
  1999, 1998 and 1997.......................................     39

Notes to Financial Statements...............................     40

                          INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors

Hybrid Networks, Inc.
San Jose, California

    We have audited the accompanying balance sheets of Hybrid Networks, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Certified Public Accountants

Orange, California

February 10, 2000

                             HYBRID NETWORKS, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $13,394    $ 3,451
  Restricted cash...........................................       --        515
  Accounts receivable, net of allowance for doubtful
    accounts of $200 in 1999 and 1998.......................    1,138      1,433
  Inventories...............................................    3,755      5,224
  Prepaid expenses and other current assets.................      234        864
                                                              -------    -------
    Total current assets....................................   18,521     11,487
Property and equipment, net.................................    2,244      3,438
Intangibles and other assets................................      387        495
                                                              -------    -------
    Total assets............................................  $21,152    $15,420
                                                              =======    =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Convertible debenture.....................................  $ 5,500    $ 5,500
  Current portion of capital lease obligations..............      336        465
  Accounts payable..........................................    2,035      2,063
  Accrued liabilities and other.............................    4,623      4,271
                                                              -------    -------
    Total current liabilities...............................   12,494     12,299
Convertible debentures--long term...........................   18,327         --
Capital lease obligations, less current portion.............       29        365
Other long-term liabilities.................................      122         54
                                                              -------    -------
    Total liabilities.......................................   30,972     12,718
                                                              -------    -------
Commitments and contingencies (Notes 2, 5, 7, 8 and 9)
Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: no shares in 1999 or 1998.......       --         --
  Common stock, $.001 par value:
    Authorized: 100,000 shares;
    Issued and outstanding: 11,481 shares in 1999 and 10,473
      shares in 1998........................................       11         10
  Additional paid-in capital................................   75,823     66,261
  Unrealized gain on available-for-sale securities..........      107         --
  Accumulated deficit.......................................  (85,761)   (63,569)
                                                              -------    -------
    Total stockholders' equity (deficit)....................   (9,820)     2,702
                                                              -------    -------
    Total liabilities and stockholders' equity (deficit)....  $21,152    $15,420
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $ 13,016   $ 12,418   $  4,120
Cost of sales...............................................    13,341     14,046      8,899
                                                              --------   --------   --------
Gross loss..................................................      (325)    (1,628)    (4,779)
                                                              --------   --------   --------
Operating expenses:
  Research and development..................................     4,191      7,771      7,831
  Sales and marketing.......................................     1,740      3,642      4,678
  General and administrative................................     7,660      8,933      2,964
  Asset impairment charge...................................        --      1,250         --
  Write off of technology license...........................        --      1,283         --
                                                              --------   --------   --------
    Total operating expenses................................    13,591     22,879     15,473
                                                              --------   --------   --------
      Loss from operations..................................   (13,916)   (24,507)   (20,252)
Interest income and other...................................       171        779        316
Interest expense............................................    (8,447)      (897)    (1,666)
                                                              --------   --------   --------
      Net loss..............................................  $(22,192)  $(24,625)  $(21,602)
                                                              ========   ========   ========
Basic and diluted loss per share............................  $  (2.08)  $  (2.37)  $  (6.10)
                                                              ========   ========   ========
Shares used in basic and diluted per share calculation......    10,678     10,410      3,541
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                   PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                                 -------------------   -------------------    PAID-IN     COMPREHENSIVE
                                                  SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     INCOME (LOSS)
                                                 --------   --------   --------   --------   ----------   --------------
Balances, January 1, 1997......................   12,069      $ 12       2,520      $  2      $25,037          $ --
  Exercise of common stock options.............       --        --         150        --           94            --
  Repurchase of common stock...................       --        --         (12)       --           (7)           --
  Grant of stock bonus awards..................       --        --          13        --           26            --
  Issuance of common stock for services
    rendered...................................       --        --           9        --          181            --
  Issuance of Series H preferred stock.........      494         1                              1,999            --
  Issuance of warrants in connection with
    convertible subordinated notes.............       --        --          --        --          870            --
  Issuance of warrants in connection with
    technology support and development
    agreement..................................       --        --          --        --        2,200            --
  Issuance of common stock, net of issuance
    costs of $1,185............................       --        --       2,836         3       35,737            --
  Conversion of preferred stock to common
    stock......................................  (12,563)      (13)      4,653         5            8            --
  Issuance of common stock upon net exercise of
    warrants...................................       --        --         176        --           --            --
  Unrealized gain on investments...............       --        --          --        --           --            92
  Net loss.....................................       --        --          --        --           --            --
  Comprehensive loss...........................       --        --          --        --           --            --
                                                 -------      ----      ------      ----      -------          ----
Balances, December 31, 1997....................       --        --      10,345        10       66,145            92
  Exercise of common stock options.............       --        --         127        --           87            --
  Grant of stock bonus awards..................       --        --           1                      5            --
  Charge due to acceleration of options........       --        --          --        --           24            --
  Reclassification for gains included in net
    loss.......................................       --        --          --        --           --           (92)
  Net loss.....................................       --        --          --        --           --            --
  Comprehensive loss...........................       --        --          --        --           --            --
                                                 -------      ----      ------      ----      -------          ----
Balances, December 31, 1998....................       --        --      10,473        10       66,261            --
  Exercise of common stock options.............       --        --         251        --          345            --
  Stock issued for services....................       --        --           7        --           56            --
  Sales discount recognized on issuance of
    warrants to customers......................       --        --          --        --          407            --
  Compensation recognized on issuance of stock
    options....................................       --        --          --        --          975            --
  Class action settlement stock issued.........       --        --         750         1          385            --
  Discount related to beneficial conversion of
    debentures.................................       --        --          --        --        7,394            --
  Unrealized gain on investments...............       --        --          --        --                        107
  Net loss.....................................       --        --          --        --           --            --
  Comprehensive loss...........................       --        --          --        --           --            --
                                                 -------      ----      ------      ----      -------          ----
Balances, December 31, 1999....................       --      $ --      11,481      $ 11      $75,823          $107
                                                 =======      ====      ======      ====      =======          ====


                                                 ACCUMULATED               COMPREHENSIVE
                                                   DEFICIT       TOTAL          LOSS
                                                 ------------   --------   --------------
Balances, January 1, 1997......................    $(17,342)    $  7,709
  Exercise of common stock options.............          --           94
  Repurchase of common stock...................          --           (7)
  Grant of stock bonus awards..................          --           26
  Issuance of common stock for services
    rendered...................................          --          181
  Issuance of Series H preferred stock.........          --        2,000
  Issuance of warrants in connection with
    convertible subordinated notes.............          --          870
  Issuance of warrants in connection with
    technology support and development
    agreement..................................          --        2,200
  Issuance of common stock, net of issuance
    costs of $1,185............................          --       35,740
  Conversion of preferred stock to common
    stock......................................          --           --
  Issuance of common stock upon net exercise of
    warrants...................................          --           --
  Unrealized gain on investments...............          --           92      $     92
  Net loss.....................................     (21,602)     (21,602)      (21,602)
                                                                              --------
  Comprehensive loss...........................          --           --      $(21,510)
                                                   --------     --------      ========
Balances, December 31, 1997....................     (38,944)      27,303
  Exercise of common stock options.............          --           87
  Grant of stock bonus awards..................          --            5
  Charge due to acceleration of options........          --           24
  Reclassification for gains included in net
    loss.......................................          --          (92)     $    (92)
  Net loss.....................................     (24,625)     (24,625)      (24,625)
                                                                              --------
  Comprehensive loss...........................          --           --      $(24,717)
                                                   --------     --------      ========
Balances, December 31, 1998....................     (63,569)       2,702
  Exercise of common stock options.............          --          345
  Stock issued for services....................          --           56
  Sales discount recognized on issuance of
    warrants to customers......................          --          407
  Compensation recognized on issuance of stock
    options....................................          --          975
  Class action settlement stock issued.........          --          386
  Discount related to beneficial conversion of
    debentures.................................          --        7,394
  Unrealized gain on investments...............          --          107      $    107
  Net loss.....................................     (22,192)     (22,192)      (22,192)
                                                                              --------
  Comprehensive loss...........................          --           --      $(22,085)
                                                   --------     --------      ========
Balances, December 31, 1999....................    $(85,761)    $ (9,820)
                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(22,192)  $(24,625)  $(21,602)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,323      1,883      1,130
    Amortization of discount related to beneficial
     conversion feature.....................................     7,394         --         --
    Asset impairment charge.................................        --      1,250         --
    Provision for doubtful accounts.........................        --        200         --
    Provision for excess and obsolete inventory.............       529      1,691      2,759
    Compensation recognized upon issuance of stock and stock
     options................................................     1,031         --        181
    Sales discounts recognized on issuance of warrants......       407         --         --
    Stock bonus.............................................        --          5         26
    Charge for accelerated vesting of options...............        --         24         --
    Interest added to principal of convertible debentures...       226         --         --
    Interest related to issuance of warrant in connection
     with convertible subordinated note.....................        --         --        870
    Gain on available for sale of securities................       107         --
    Write off technology license............................        --      1,283         --
    Changes in assets and liabilities:
      Restricted cash.......................................       515       (515)        --
      Accounts receivable...................................       295       (505)       220
      Inventories...........................................       940       (645)    (8,086)
      Prepaid expenses and other current assets.............       630       (502)      (237)
      Accounts payable......................................       (28)      (222)       861
      Other long-term liabilities...........................        68         --         --
      Accrued liabilities and other.........................       738      1,376      2,201
                                                              --------   --------   --------
      Net cash used in operating activities.................    (8,017)   (19,302)   (21,677)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................       (21)    (3,907)      (629)
  Disposal of property and equipment........................        --         74         --
  Change in other assets....................................        --        (74)       (37)
  Purchase of short-term investments........................        --    (11,772)      (893)
  Proceeds from disposal of short-term investments..........        --     12,665         --
                                                              --------   --------   --------
      Net cash used in investing activities.................       (21)    (3,014)    (1,559)
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayment of capital lease obligations....................      (465)      (478)      (320)
  Net proceeds from issuance of preferred stock.............        --         --      2,000
  Net proceeds from issuance of common stock................       345         87     35,835
  Repurchase of common stock................................        --         --         (7)
  Proceeds from issuance of convertible debentures and
    related common stock warrants...........................    18,101         --      6,882
  Repayment of convertible subordinated note payable and
    related common stock warrants...........................        --         --     (6,882)
  Net proceeds from issuance of convertible debenture.......        --         --      5,000
                                                              --------   --------   --------
      Net cash provided by (used in) financing activities...    17,981       (391)    42,508
                                                              --------   --------   --------
Increase (Decrease) in cash and cash equivalents............     9,943    (22,707)    19,272
Cash and cash equivalents, beginning of period..............     3,451     26,158      6,886
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 13,394   $  3,451   $ 26,158
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Common stock issued to settle class action liability......  $    386   $     --   $     --
  Property and equipment acquired under capital leases......        --        280        688
  Issuance of warrants in connection with technology support
    and development agreement...............................        --         --      2,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................       710        802        718
  Income taxes paid.........................................         1          1          1

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $85,761,000 as of December 31, 1999 and $63,569,000 as of December 31, 1998. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997 and over $18 million from the issuance and sale of convertible debentures in September 1999, the Company is losing money at a rate that will require it to raise additional capital in the future.

    Management has taken steps to increase sales, including negotiating an equipment purchase agreement with Sprint Corporation (as discussed in Note 5). Additionally, the Company may seek additional financing during 2000 through debt, equity or equipment lease financing or through a combination of financing vehicles (including the possible exercise of warrants issued to Sprint as discussed in Note 5). The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and, ultimately, generating sufficient revenues to obtain profitable operations. There is no assurance that the Company will be successful in these efforts.

    At December 31, 1999, the Company's liquidity consisted of cash and cash equivalents of $13,394,000 and working capital of $6,027,000. The Company's principal indebtedness consisted of $23.8 million in convertible debentures, of which only $5.5 million was due within the next 12 months. The Company believes that its cash balance, plus anticipated revenues from operations, and non-operating cash receipts will be sufficient to meet the Company's working capital and expenditure needs for the next 12 months.

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

                             HYBRID NETWORKS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values for financial instruments under SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of available-for-sale securities is based on market prices for the securities and is equivalent to its carrying value. The fair values of capital leases and convertible debentures are based upon borrowing rates that are available to the Company for obligations with similar terms, collateral, and maturity. At December 31, 1999, the estimated fair value of these liabilities approximate their carrying values.

BUSINESS RISKS AND CREDIT CONCENTRATION

    The Company sells its products primarily to broadband wireless system operators and cable system operators, principally in North America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company also maintains allowances for potential losses on collectability of accounts receivable, as needed, and such losses have been within management's expectations.

    The Company operates in the intensely competitive and rapidly changing communications industry which has been characterized by rapid technological change, evolving industry standards and federal, state and local regulation which may impede the Company's penetration of certain markets.

    The Company currently operates in one industry segment with one product line. The Company's future success depends upon its ability to develop, introduce and market new products, its ability to obtain components from key suppliers, obtaining sufficient manufacturing capacity, and the success of the broadband access business. The Company may experience future fluctuations in operating results and declines in selling prices.

    Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits, investments in commercial paper (which are classified as cash equivalents), and accounts receivable, which have no collateral or security. See Note 13 for business concentrations and major customers.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less. Instruments with a maturity at the time of purchase of greater than three months but less than one year from the date of purchase are included in short-term investments. The Company's cash and cash equivalents as of December 31, 1999 included $12,031,000 of corporate commercial paper which was classified as available for sale. No available for sale securities were classified as cash equivalents at December 31, 1998.

                             HYBRID NETWORKS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

INTANGIBLES AND OTHER ASSETS

    At December 31, 1999 and 1998, intangibles and other assets included deferred financing costs relating to fees incurred in connection with the issuance of a senior convertible debenture in April 1997. The deferred financing costs are amortized over the five year life of the debenture (see Note 5). Total accumulated amortization of deferred financing costs as of December 31, 1999 and 1998 was $285,000 and $178,000, respectively. At December 31, 1997, intangibles also included the value assigned to the purchase of certain technologies relating to a technology support and development agreement signed in November 1997. In connection with entering into the technology support and development agreement, the Company issued a five-year warrant to purchase 458,295 shares of Common Stock at an exercise price of $10.91 per share. The amount attributed to the value of the warrants was $2,200,000. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value. The unamortized value of the technologies of approximately $1,283,000 was charged to expense in the second quarter of 1998 as it was determined to be of no further value to the Company.

REVENUE RECOGNITION

    The Company normally ships its products based upon a bona fide purchase order and volume purchase agreement. The Company generally recognizes revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions.

    For Cybermanager 2000, the hardware and software sales are generally bundled with upgrade, software maintenance, system support and service and sold for a period of three years. Revenue attributed to hardware is recognized upon shipment. Revenue attributed to software is recognized over the three year maintenance, system support and service period. When a maintenance system support and service contract is sold separately, the revenue is recognized ratably over the term of the

                             HYBRID NETWORKS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maintenance system support and service contract, generally on a straight-line basis. Where maintenance system support and service revenue is not separately invoiced, it is unbundled from hardware and software license revenue and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    The Company accrues for estimated warranty costs when the related sales revenue is recognized. The Company's third party manufacturer provides a 15 month warranty period on all cable modems manufactured by it. The warranty period begins on the date the modems are completely assembled. The Company provides a 12 month warranty on all head end equipment and modems sold. The software warranty period is 90 days from the date of delivery to customers. Actual warranty costs incurred have not differed materially from those estimated and accrued by the Company.

PRODUCT DEVELOPMENT COSTS

    Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86) requires the capitalization of certain software development costs from when technological feasibility is established, which the Company defines as completion of a working model and to when the software is available for sale to the Company's customers. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by SFAS 123.

INCOME TAXES

    The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.

COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the

                             HYBRID NETWORKS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

COMPREHENSIVE INCOME (LOSS)

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income."
SFAS 130 requires that all items recognized under accounting standards as comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income,which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has presented comprehensive income (loss) for each period presented within the Statement of Stockholder's Equity.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. This statement was amended by SFAS 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ended
December 31, 2001. The Company currently transacts substantially all of its revenues and costs in U.S. dollars and to date has not entered into any material amounts of derivative instruments. Accordingly, management does not currently expect adoption of this new standard to have a significant impact on the Company.

RECLASSIFICATION

    Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation. Such reclassifications had no effect on the previously reported net loss.

                             HYBRID NETWORKS, INC.

3.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Raw materials...............................................   $2,251     $1,371
Work in progress............................................      190        386
Finished goods..............................................    1,314      3,467
                                                               ------     ------
                                                               $3,755     $5,224
                                                               ======     ======

    The allowance for excess and obsolete inventory was $2,842,000 and $3,135,000 at December 31, 1999 and 1998, respectively. The provision for excess and obsolete inventory included in cost of sales was $529,000, $1,691,000 and $2,759,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Machinery and equipment...................................  $ 3,059    $ 3,048
Office furniture and fixtures.............................      747        737
Leasehold improvements....................................    1,914      1,914
                                                            -------    -------
                                                              5,720      5,699
Less accumulated depreciation and amortization............   (3,476)    (2,261)
                                                            -------    -------
                                                            $ 2,244    $ 3,438
                                                            =======    =======

    Furniture and equipment under capital leases included in the above table total $1,687,000 and $1,691,000, less accumulated amortization of $1,422,000 and $1,005,000 as of December 31, 1999 and 1998, respectively. Depreciation and amortization expense related to property and equipment was $1,215,000, $1,233,000 and $687,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    Due to the under utilization of the Company's San Jose headquarters, the 1998 financial statements include a fourth quarter charge of $1,250,000 reflecting the impairment of leasehold improvements and office furniture and fixtures.

5.  CONVERTIBLE DEBENTURES

    In 1997, the Company issued a senior convertible secured debenture in the amount of $5,500,000, bearing interest at 12% per annum, payable quarterly, and maturing on April 30, 2002. An arrangement fee of $500,000 was paid by the Company. If the Company issues any shares (with certain exceptions for employee stock options and the like) for consideration less than the current conversion price, any such issuance would be subject to certain "weighted average" antidilution provisions.

                             HYBRID NETWORKS, INC.

5.  CONVERTIBLE DEBENTURES (CONTINUED)
    During 1999, the Company issued certain securities which triggered antidilution adjustments to the conversion price of the $5.5 million debenture. These issuances included:

    (i) Warrants issued to customers to purchase 210,000 shares of common stock at $0.50 per share,

    (ii) Grants of options under the Company's stock option plans to purchase up to 1,321,907 shares of common stock at $0.50 per share (which was less than the fair market value of the stock on the date of grant),

   (iii) Issuance of $18.1 million in convertible debentures convertible into common stock at a conversion price of $2.85 per share (subject to adjustment), and

    (iv) Commitment to issue 3,057,459 shares of common stock in settlement of the Class Action litigation.

As a result of these issuances, the conversion price of the $5.5 million debenture decreased to $6.64 (and the total number of shares issuable upon conversion increased to 828,454).

    The debenture is collateralized by substantially all of the Company's assets. The Company is prohibited from making plant or fixed capital expenditures in excess of $5,500,000 and $11,000,000 during the 12 months ending March 31, 2000 and 2001, respectively. Additionally, the Company is prohibited from, among other things, declaring dividends, retiring any subordinated debt other than in accordance with the debenture's terms, or distributing its assets to any stockholder as long as the debenture remains outstanding.

    The Company's capital expenditures exceeded the maximum capital expenditures allowed for the 12 months ending March 31, 1999. Consequently, the debt has been classified as a current liability in the accompanying financial statements as the holder has the right to declare a default under the convertible debenture at any time.

ISSUANCES OF SECURITIES TO SPRINT CORPORATION

    In September 1999, the Company issued to Sprint Corporation ("Sprint") a convertible debenture in the face amount of $11 million due in 2009 and bearing interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly)(the "Sprint Debenture"). The Sprint Debenture is convertible at any time after December 31, 1999, at Sprint's option, into 3,907,775 shares of the Company's common stock (as of December 31, 1999) at a conversion price of $2.85 per share (including accrued interest) (subject to adjustment). At any time after December 31, 2000, the Company may require the conversion of the Sprint Debenture. The Company also issued to Sprint in September 1999 a $1,000 debenture due in 2009 which is convertible by Sprint at any time into a newly created Series J preferred stock of the Company. Under the purchase agreement for the debentures and under the terms of the Series J preferred stock, Sprint has the right to elect two directors to the Company's board of directors and Sprint's approval will be required for many types of decisions involving corporate governance (including veto rights over most material actions the Company might take, see Note 9 below). In addition, Sprint has certain rights of first refusal and preemptive rights in respect of certain issuances of securities by the Company and other rights, including a right of first refusal with respect to any change of control agreement (as defined), which right of first refusal it can assign to third parties.

                             HYBRID NETWORKS, INC.

5.  CONVERTIBLE DEBENTURES (CONTINUED)

    The Company also issued to Sprint in September 1999 warrants to purchase up to $8,397,873 in face amount (subject to adjustment) of convertible debentures having substantially the same terms as the Sprint Debenture (as of December 31, 1999 they would be convertible into 2,946,622 shares of the Company's common stock, subject to adjustment, at $2.85 per share, subject to adjustment). The warrants will become vested and therefore exercisable only after Sprint has submitted purchase orders to the Company for at least $1 million of the Company's products on terms that are to be negotiated. With each $1 million of purchase orders, Sprint will be entitled to exercise 10% of the warrants.

    In consideration for the debentures and warrants, Sprint paid $11,001,000 to the Company and agreed to purchase $10 million of the Company's products on terms that are to be negotiated. Certain terms of the proposed product purchase agreement were specified in the September 1999 securities purchase agreement, and the parties have agreed to resolve the open terms through negotiation or, failing that, through arbitration.

ISSUANCES OF DEBENTURES TO OTHER INVESTORS

    Concurrently with the issuance of the foregoing securities to Sprint, the Company issued to certain other investors for $7.1 million convertible debentures in the face amount of $7.1 million due in 2009 and bearing interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). These debentures have substantially the same terms as the Sprint Debenture. Like the Sprint Debenture, these debentures are exercisable by the holders at any time after December 31, 1999, at their option, into 2,522,291 shares of the Company's common stock (subject to adjustment and including accrued interest). At any time after December 31, 2000, the Company may require the conversion of the debentures. The investors that purchased the debentures are (i) partnerships associated with a firm of which a director of the Company is an executive partner; (ii) a partnership managed by a firm of which a former director (who was a director at the time of the investment) is a general partner; and (iii) an individual who is a director of the Company.

    At December 31, 1999, the balance due on the convertible debentures issued to Sprint and other investors included the original principal of $18,101,000 plus accrued interest added to the principal of $226,000 (convertible to an additional 79,189 shares of common stock).

    At the time convertible debentures were issued to Sprint and other investors, the fair value of the Company's common stock was $4.00 per share, creating a beneficial conversion element valued at $7,394,000, which has been amortized to interest expense through the period ending December 31, 1999.

                             HYBRID NETWORKS, INC.

6.  ACCRUED LIABILITIES AND OTHER

    Accrued liabilities and other consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accrued payroll and related accruals........................   $  173     $  385
Accrued class action settlement and related legal
  expenses..................................................    2,946      1,946
Deferred revenue and customer deposits......................      797      1,381
Other liabilities...........................................      707        559
                                                               ------     ------
                                                               $4,623     $4,271
                                                               ======     ======

7.  COMMITMENTS

LEASE OBLIGATIONS

    The Company entered into certain non-cancelable operating and capital lease commitments which expire at various dates through April 2004. Capital leases bear interest at rates ranging from 7.6% to 10.1%. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

                                                             CAPITAL    OPERATING
                                                              LEASES     LEASES
                                                             --------   ---------
2000.......................................................   $ 352      $  922
2001.......................................................      30         899
2002.......................................................      --         950
2003.......................................................      --         975
2004.......................................................      --         406
                                                              -----      ------
                                                                382      $4,152
                                                                         ======
Less amount representing interest..........................     (17)
                                                              -----
                                                                365
Less current portion.......................................    (336)
                                                              -----
                                                              $  29
                                                              =====

    Rent expense for 1999, 1998 and 1997 was approximately $1,064,000, $955,000 and $494,000, respectively.

    The Company's only long-term operating lease is for approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, CA. This sublease expires in April 2004.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with three officers and retention agreements with two others. The agreements provide for aggregate annual salaries of $1,065,000 until the employee voluntarily terminates or renegotiates the agreement. The agreements may be canceled at any time for cause. If the Company terminates the agreements for reasons other than cause, aggregate severance due under the agreements would be $1,065,000.

                             HYBRID NETWORKS, INC.

8.  CONTINGENCIES

CLASS ACTION LITIGATION

    In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against the Company, two of its directors, four former directors and two former officers. The lawsuits were brought on behalf of purchasers of the Company's Common Stock during the class period commencing November 12, 1997 (the date of the Company's initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits (the "State Actions") also named as defendants the underwriters in the Company's initial public offering, but the underwriters have since been dismissed from the cases.

    The complaints in the State Actions claimed that the Company and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements used in connection with the Company's initial public offering and the financial statements issued subsequently during the class period, as well as related statements made on behalf of the Company during the initial public offering and subsequently regarding the Company's past and prospective financial condition and results of operations, were false and misleading. The complaints also alleged that the Company and the other defendants made these misrepresentations in order to inflate the price of the Company's Common Stock for the initial public offering and during the class period. The Company and the other defendants denied the charges of wrongdoing.

    In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California (the "Federal Actions"). Both of the Federal Actions were brought against the same defendants as the State Actions, except that the second Federal Action also named as a defendant Price Waterhouse Coopers, LLP ("PwC"), the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first Federal Action lawsuit but were subsequently dismissed.) The class period for the first Federal Action is from November 12, 1997 to June 1, 1998, and the class period in the second Federal Action extends to June 17, 1998. The complaints in both Federal Actions claimed that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

    The Company and the other parties (other than PwC) to the State Actions and the Federal Actions reached an agreement to settle the lawsuits in March 1999, which agreement was approved by the U.S. District Court for the Northern District of California in June 1999. In November 1999, the settlement of State Actions and the Federal Actions became final. The time to appeal from the court's approval of the settlement has expired. Under the settlement, (i) the Company's insurers paid $8.8 million on the behalf of the Company and the officer and director defendants, and (ii) the Company issued 3,057,459 shares of Common Stock to the plaintiffs and their counsel (750,000 shares were issued in November 1999, and 2,307,459 shares were issued in February 2000), representing 21.9% of the shares of the Company's Common Stock that were outstanding at the end of February 2000. As a result of the settlement and a related agreement between the Company and its insurers, the Company has paid, and will not be reimbursed by its insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by its insurance, and the Company does not have insurance coverage for the attorneys fees and expenses relating to the settlement that it incurs in the future.

                             HYBRID NETWORKS, INC.

8.  CONTINGENCIES (CONTINUED)
    As of December 31, 1999 the Company had issued 750,000 shares (valued at $386,000) in partial settlement of the action and had accrued $1,346,000 for the value of the 2,307,459 shares then remaining to be issued in the settlement.

SEC INVESTIGATION

    In October 1998, the Securities and Exchange Commission began a formal investigation of the Company and certain individuals with respect to the Company's 1997 financial statements and public disclosures. The Company has been producing documents in response to the Securities and Exchange Commission's subpoena and is cooperating with the investigation. A number of current and former officers and employees and outside directors have testified before the Securities and Exchange Commission's staff.

    In November 1999, the SEC staff attorneys informed the Company in writing that the staff intended to file a civil injunctive action and seek civil monetary penalties against the Company for alleged violations of the federal securities laws. Without admitting or denying any wrongdoing, the Company recently reached agreement with the staff pursuant to which the staff will recommend entry of an order enjoining the Company from violating the books and records and related provisions of the federal securities laws. The recommended action would not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. Resolution of this matter is subject to negotiation and documentation of a final agreement with the SEC staff attorneys, the Commission's acceptance of the staff's recommendation and approval by the federal district court.

    At December 31, 1999, the Company has accrued $1,500,000 for legal and other costs expected to be incurred in the settlement of the investigation of the Company and its former officers. Management believes, based on current information, that this investigation will be settled within these limits. However, if a favorable resolution cannot be obtained, there will be substantial additional costs which cannot be estimated at this time.

PATENT LITIGATION

    In January 1998, the Company brought a lawsuit in the U.S. District Court for the Eastern District of Virginia against Com21, Inc. and Celestica, Inc. in which the Company alleged that the defendants infringed the Company's patents. In response to the Company's lawsuit, Com21 initiated a declaratory judgment action six days later in the U.S. District Court for the Northern District of California to obtain a declaration that the Company's patents were invalid and unenforceable and that in any event Com21 did not infringe them. In
February 1998, the action in the Eastern District of Virginia was transferred to the Northern District of California, and the two actions were consolidated. Pre-trial discovery continued in the consolidated action until September 1998 when the parties agreed to stay the proceedings while they attempted to reach a settlement.

    In January 1999, the Company entered into a settlement agreement with Com21, Inc. and Celestica, Inc. whereby the patent lawsuits were settled. Pursuant to the agreement, the Company granted Com21 and Celestica a nonexclusive license to the Company's patents under which they may be required to pay royalties in the event that they sell certain products in the future, subject to certain contingencies (no royalties have yet been paid), and the Company granted to Com21 a right of first refusal to purchase the patents in the event that the Company should propose in the future to sell its

                             HYBRID NETWORKS, INC.

8.  CONTINGENCIES (CONTINUED)
patents (whether separately or together with the Company's other assets to any third party). The Company has agreed to pay its legal counsel in this action, as a partial contingency fee (in return for such counsel's acceptance of reduced current legal fees), an amount equal to 50% of any royalties that the Company receives from its license with the defendants in the litigation (but not in excess of $3,000,000). To date the Company has received minimum royalties from the license.

PACIFIC MONOLITHICS LAWSUIT

    In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, two of its directors, four former directors (one of whom was subsequently dismissed), a former officer and PwC. The lawsuit concerns an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleged that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleged that the Company wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted the Company's motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration.

    In October 1999, the plaintiff filed a demand for arbitration against the Company and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleges claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand seeks unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, the Company and the individual defendants answered the demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing is scheduled to be held in September 2000.

    Management believes, based on current information (which is only preliminary, since discovery has not commenced in the litigation), that the outcome of this litigation will not have a material adverse impact on the Company's financial statements.

9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Board of Directors has authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. In September 1999,

                             HYBRID NETWORKS, INC.

9.  STOCKHOLDERS' EQUITY (CONTINUED)
the Board authorized a new Series J preferred stock with special voting rights; including the right to elect two members of the Board and veto rights over the following:

    - adopting an Annual Business Plan (as defined) or taking any actions that materially deviate from such plan;

    - making any capital expenditures in excess of $2 million in the aggregate in any fiscal year, except to the extent contemplated in the Annual Business Plan;

    - making any acquisition or disposition of any interests in any other person or business enterprise or any assets, in a single transaction or a series of related transactions, in which the fair market value of the consideration paid or received by the Company exceeds $1 million;

    - organizing, forming or participating in any joint venture or similar entity involving the sharing of profits in which the assets or services to be contributed or provided by the Company to such joint venture or other entity have a fair market value in excess of $1 million;

    - forming a subsidiary

    - issuing any common stock, preferred stock or other capital stock or any stock or securities (including options and warrants) convertible into or exercisable or exchangeable for common stock, preferred stock or other capital stock or amending the terms of any such stock or securities or any agreements relating thereto (other than employee stock options approved by the Board of Directors of the Company and common stock issued upon exercise thereof) or effecting any stock split or reverse stock split or combination;

    - entering into any transaction between the Company, on the one hand, and any affiliate or associate of the Company (as defined), on the other, other than the payment of compensation and other benefits to employees and directors in the ordinary course of business;

    - declaring or paying any dividend or other distribution with respect to the capital stock of the Company;

    - incurring any indebtedness for borrowed money or capital lease obligations that are not expressly contemplated in the then-current Annual Business Plan in excess of $250,000 in the aggregate during any fiscal year;

    - amending the Company's Certificate of Incorporation or Bylaws or creating or amending any stockholders' rights plan;

    - declaring bankruptcy; or

    - liquidating or dissolving the Company.

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

                             HYBRID NETWORKS, INC.

9.  STOCKHOLDERS' EQUITY (CONTINUED)
WARRANTS

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

    During 1996, the Company issued warrants, at $.001 per warrant, to purchase 76,245 shares of Common stock at $4.73 per share. In connection with technology transferred and the 1995 equipment lease line, the Company issued warrants to purchase 169,259 and 8,466 shares of common stock, respectively, at $4.73 per share. During 1996, a warrant to purchase 169,259 shares was exercised for a net exercise of 91,921 shares of common stock. The remaining warrants are exercisable at any time and expire in June 2001 and August 2005, respectively.

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

    In June 1999, the Company issued a five year warrant to purchase 210,000 shares of common stock at an exercise price of $0.50 per share to two customers in accordance with their volume purchase agreements. The fair value of the warrants of $407,000 (calculated using the Black-Scholes method) was recorded as a discount on sales.

    In September 1999, the Company issued to Sprint Corporation warrants to purchase $8.4 million of convertible debentures, as described in Note 5 of the Notes to Financial Statements. These debentures are convertible to 2,946,622 shares of common stock at an exercise price of $2.85 per share. The warrants will be exercisable upon the placement by Sprint of certain purchase orders on terms to be negotiated between the Company and Sprint. The fair value of these warrants will be recognized as a discount on sales upon receipt of qualifying purchase orders from Sprint.

                             HYBRID NETWORKS, INC.

9.  STOCKHOLDERS' EQUITY (CONTINUED)
    Substantially all of the warrants are subject to net exercise provisions. The Company has reserved shares for the exercise of all the warrants.

    A summary of outstanding warrants as of December 31, 1999 follows:

                    WARRANTS OUTSTANDING
       -----------------------------------------------
         NUMBER          EXERCISE         EXPIRATION
       OUTSTANDING        PRICE              DATE
       -----------       --------       --------------
       703,650...         $ 4.73          June 2001
       58,021....          10.34          July 2001
       458,295...          10.91        November 2002
       103,773...          10.91        September 2002
       210,000...           0.50          June 2005
       8,466.....           4.73         August 2005
       5,802.....          10.34         August 2006
        ---------
        1,548,007
        =========

STOCK OPTION PLANS

    In January 1999, the Company adopted a 1999 Officer Stock Option Plan and reserved 1,000,000 shares for issuance to officers of the Company or of a parent or subsidiary of the Company. In May 1999, the Company adopted a 1999 Stock Option Plan and, as amended in August 1999 and October 1999, reserved 4,000,000 shares for issuance to employees (including officers and directors who are also employees) or consultants of the Company or of a parent or subsidiary of the Company who meet the suitability standards set forth by this plan. The 1999 Officer Stock Option Plan and the 1999 Stock Option Plan will terminate ten years from the effective date or, if earlier, the date of stockholder approval of termination.

    In September 1997, the Company adopted the 1997 Equity Incentive Plan and reserved a total of 1,750,000 shares for issuance to employees, officers, directors, consultants, independent contractors, and advisors. The number of shares outstanding will increase automatically by 5% of the outstanding shares each year unless waived by the Board of Directors. In 1999, the Company increased the number of shares reserved for issuance under the 1997 Equity Incentive Plan by 523,501 shares. The 1997 Equity Incentive Plan expires in September 2007. Also in September 1997, the Company adopted the 1997 Directors' Stock Option Plan under which 100,000 shares of common stock have been reserved for issuance. The Directors' Plan provides for the grant of non statutory stock options to non-employee directors of the Company and expires in September 2007.

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

                             HYBRID NETWORKS, INC.

9. STOCKHOLDERS EQUITY (CONTINUED)

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

    Under all of the plans, the exercise price of incentive stock options may not be less than the fair market value of the shares on the date of grant (not less than 110% of fair market value if the option is granted to a 10% stockholder). Under all of the plans other than the 1999 Stock Option Plan, nonqualified stock options may not be granted at less than 85% of fair market value on the date of grant. Options and stock awards generally vest 12.5% six months from date of grant and 2.0833% per month thereafter; although certain options vest over a shorter period of time, and the vesting of certain options accelerates in certain circumstances. Stock options generally expire three months after termination of employment and five years from date of grant, subject to exceptions in certain cases.

    Activity under the plans is set forth below (in thousands, except per share data):

                                                                              WEIGHTED
                                                                 VALUE OF     AVERAGE
                                       SHARES       OPTIONS       OPTIONS     EXERCISE
                                      AVAILABLE   OUTSTANDING   OUTSTANDING    PRICE
                                      ---------   -----------   -----------   --------
Balances, January 1, 1997...........      213         1,479       $   963      $0.65
  Additional shares reserved........    2,409            --            --         --
  Options granted...................     (862)          862         5,332       6.19
  Stock bonus awards................      (13)           --            --         --
  Stock repurchased.................       12            --            --         --
  Options canceled..................      265          (265)         (316)      1.19
  Options exercised.................       --          (150)          (94)      0.63
                                       ------        ------       -------
Balances, December 31, 1997.........    2,024         1,926         5,885       3.06
  Options granted...................   (1,445)        1,445         4,527       3.13
  Stock bonus award.................       (1)           --            --         --
  Options canceled..................      511          (511)       (1,871)      3.66
  Options exercised.................                   (125)          (87)      0.70
                                       ------        ------       -------
Balances, December 31, 1998.........    1,089         2,735         8,454       3.09
                                       ------        ------       -------
  Additional shares reserved........    5,524
  Options granted...................   (4,075)        4,075         9,015       2.21
  Options canceled..................    1,664        (1,664)       (4,388)      2.64
  Options exercised.................                   (251)         (357)      1.42
                                       ------        ------       -------
Balances, December 31, 1999.........    4,202         4,895       $12,724      $2.60
                                       ======        ======       =======

                             HYBRID NETWORKS, INC.

9. STOCKHOLDERS EQUITY (CONTINUED)
    For the years ended December 31, 1999, 1998 and 1997, the weighted average fair value of options granted was $2.04, $2.34 and $1.40 per share, respectively.

    As of December 31, 1999, the stock options outstanding were as follows (in thousands, except per share data):

                                          WEIGHTED
                                          AVERAGE      WEIGHTED                  WEIGHTED
                                         REMAINING      AVERAGE                  AVERAGE
                            NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
------------------------  -----------   ------------   ---------   -----------   --------
$ 0.50 to $ 0.54.......      2,433           5.50       $ 0.51        1,260       $ 0.52
$ 1.08 to $ 2.19.......        515           3.84         2.10          160         1.97
$ 3.63 to $ 5.13.......      1,418           4.83         3.74           41         4.93
$ 5.31 to $ 8.78.......        281           7.07         8.33           92         8.38
$11.04 to $11.25.......        248           3.31        11.10          105        11.04
                             -----                                    -----
                             4,895           5.11       $ 2.60        1,658       $ 1.87
                             =====                                    =====

    As of December 31, 1998 and 1997, options to purchase 917,000 and 539,000 shares were exercisable at an average weighted exercise price of $2.56 and $0.76 per share, respectively.

    The Company has elected to continue to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of SFAS 123. Compensation cost has been recognized for the Company's stock option plans under APB 25 where options were granted to employees at an exercise price which is below market value at the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in years ended 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for 1999, 1998, and 1997 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Net loss as reported...........................  $(22,192)  $(24,625)  $(21,602)
                                                 ========   ========   ========
Net loss--pro forma............................  $(23,061)  $(25,109)  $(21,670)
                                                 ========   ========   ========
Net loss per share--as reported................  $  (2.08)  $  (2.37)  $  (6.10)
                                                 ========   ========   ========
Net loss per share--pro forma..................  $  (2.16)  $  (2.41)  $  (6.12)
                                                 ========   ========   ========

    The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

    In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the following weighted average assumptions for grants during 1999, 1998 and 1997: dividend yield of 0%, volatility of 0% for options issued prior to the Company's Initial Public Offering, 75% thereafter in 1997, 113% in 1998, and 117% in 1999, risk-free interest rates at the date of grant, and an expected term of four years.

                             HYBRID NETWORKS, INC.

9. STOCKHOLDERS EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    In September 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase Common Stock through payroll deductions. A total of 225,000 shares have been reserved for issuance under this plan. As of December 31, 1999, no shares had been purchased and all employees have withdrawn from the plan.

10. INCOME TAXES

    Provision for income taxes for each of the years ended December 31, 1999, 1998 and 1997 was $0.

    Total income tax benefit differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                            FOR THE YEARS ENDED
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Total benefit computed by applying the U.S. statutory
  rate...............................................   (34.00)%   (34.00)%   (34.00)%
  Permanent differences..............................    11.40%      0.10%      0.10%
  Change in valuation allowance......................    22.60%     33.90%     33.90%
                                                        ------     ------     ------
                                                             0%         0%         0%
                                                        ======     ======     ======

    Temporary differences which gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Current deferred assets:
  Allowance for doubtful accounts.......................  $     80   $     80
  Inventory reserves....................................     1,132      1,307
  UNICAP................................................       644        174
  Unearned revenue......................................       302        281
  Accrued liabilities...................................     1,443      1,072
  Book compensation for stock options...................       417         29
                                                          --------   --------
  Total current deferred assets.........................     4,018      2,943
  Valuation allowance...................................    (4,018)    (2,943)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========
Long-term deferred assets:
  Net operating loss carryforwards......................  $ 16,946   $ 18,205
  Capitalized research expenditures.....................     7,146      4,128
  Tax credit carryforwards..............................     2,524      1,905
  Depreciation and amortization.........................       679        411
                                                          --------   --------
  Total long-term deferred assets.......................    27,295     24,649
  Valuation allowance...................................   (27,295)   (24,649)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

                             HYBRID NETWORKS, INC.

10. INCOME TAXES (CONTINUED)
    In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $3,721,000, and $9,790,000 in 1999 and 1998, respectively. The Company had federal and state net operating loss carry forwards of approximately $44,602,000 and $20,154,000, respectively, as of December 31, 1999 available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire in 2000 through 2019, if not utilized.

    In addition, at December 31, 1999, the Company had the following available credits to offset future tax liabilities:

                                                         TAX       EXPIRATION
                                                      REPORTING       DATES
                                                      ---------   -------------
Federal research and development credit.............   $1,523         2007-2014
State research and development credit...............      861     No expiration
State manufacturing investment credit...............      136              2005

    The Company's net operating loss and tax credit carry forwards may be subject to limitation in the event of ownership changes, as defined by tax laws.

11. EMPLOYEE BENEFIT PLAN

    The Company adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual compensation and the employer is allowed to make discretionary contributions. In 1999, 1998, 1997, the Company made no employer contributions.

12. RELATED PARTY TRANSACTIONS

    The Company had net sales to stockholders of $482,000 for the year ended December 31, 1998.

    An executive officer of the Company purchased for $500,000 or 7% of the $6,882,000 convertible subordinated notes issued by the Company in September 1997. These notes were repaid in November 1997 with the proceeds from the Company's initial public offering.

    See also Notes 5, 9 and 13 for transactions with Sprint, Accel Partners, OSSCO III L.P and Gary Lauder.

                             HYBRID NETWORKS, INC.

13. BUSINESS SEGMENT AND MAJOR CUSTOMERS

    The Company operates in a single industry segment and primarily sells its products to customers in the U.S. Sales by industry segment during 1999 consist of 52% to cable customers and 48% to wireless customers. Sales to international customers represented 5.5%, 0%, and 13.5% of revenues in 1999, 1998 and 1997, respectively. International sales in any one geographic area were insignificant.

    Individual customers that comprise 10% or more of the Company's net sales are as follows:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
RCN Corporation............................................     31%        25%        13%
Sprint owned wireless operators............................     28%        --         --
Knology Holdings, Inc......................................     --         13%        --
Jones Intercable...........................................     --         --         12%

    At December 31, 1999 and 1998, these customers accounted for $423,000 and $203,000, respectively, and 32% and 12%, respectively, of total accounts receivable.

14. SUBSEQUENT EVENTS

    In January 1999, the Company entered into a separation agreement with a director whereby the Company accelerated vesting of 109,668 options with exercise prices ranging from $0.54 to $11.04 per share. The accelerated options are exercisable through July 2000. The value of the options was remeasured on the date the separation agreement was entered into, resulting in a charge to compensation expense of $1,304,000 in the first quarter of 2000.

    Pursuant to the settlement of certain class action litigation, the Company issued in February 2000, 2,307,459 shares of Common Stock to the plaintiffs and their counsel in the class action litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In June 1998, PwC (then Coopers & Lybrand), our independent accountants, notified us that its reports with respect to our financial statements as of December 31, 1997 and for the year then ended, and as of September 30, 1997 and for the nine months then ended, should no longer be relied upon and that PwC's consent included with our Registration Statement on Form S-4 filed with the Securities and Exchange Commission in May 1998 in connection with the pending acquisition by us of Pacific Monolithics, Inc. was being withdrawn (the "Withdrawn Reports").

    In July 1998, PwC resigned as our independent auditors. PwC stated that it was not specifying a reason for its resignation but informed us, for the first time, that PwC was of the view that our 1997 financial statements (which PwC had audited and reported upon) needed to be restated. PwC indicated the restatement would relate to revenue recognition but did not identify the items or quantify the amounts involved. PwC further informed us that PwC believed it was not in the best interests of PwC or the Company for PwC to continue to act as our independent auditors and that PwC would not address any restatement of the Company's financial statements. PwC acknowledged that we have cooperated fully with PwC in connection with its review of our financial statements and that there were no disagreements between PwC and us on any matter of our accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years

                             HYBRID NETWORKS, INC.

14. SUBSEQUENT EVENTS (CONTINUED)
and through July 9, 1998. None of the Withdrawn Reports or PwC's report on our financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    In August 1998, we engaged AA as our independent accountants to audit the financial statements of the Company as of December 31, 1997 and for the year then ended and to act as our independent accountants on a continuing basis. In November 1998, AA resigned as our independent public accountants for the Company. AA informed us that, in AA's view, material weaknesses existed in our internal controls of a nature that prevented AA from being able to form an opinion on our conclusions as to the appropriate timing and amount of revenue recognition for the purposes of our financial statements for the year ended December 31, 1997. During the course of its work, AA had notified us and discussed with our audit committee AA's conclusion that (i) AA needed to expand significantly the scope of its audit, which it did with our approval and cooperation, and (ii) while AA did not complete an audit of our 1997 financial statements, those financial statements were materially misstated. There were no disagreements between AA and us on any matter of our accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    In December 1998, we engaged Hein as our independent accountants to audit our financial statements as of December 31, 1997 and for the year then ended and to act as our independent accountants on a continuing basis, which engagement included performing an audit of our financial statements as of December 31, 1998 and 1997 and for the years then ended. Prior to hiring Hein, neither we nor anyone acting on our behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by Item 10 regarding our directors is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" in Company's definitive Proxy Statement for the Company's annual stockholders' meeting in 2000 (the "Proxy Statement") which Hybrid will file with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         PAGE NO.
                                                                         --------
(a)        Documents filed as part of this Report:

    1.     FINANCIAL STATEMENTS. See the Index to Financial Statements
             at Item 8 of this Report..................................     35
    2.     FINANCIAL STATEMENT SCHEDULES.
             Schedules not listed below have been omitted because they
             are not applicable or are not required or the information
             required to be set forth in those schedules is included in the financial statements or related notes.
           Schedule II--Valuation and qualifying accounts..............     69
    3.     EXHIBITS. The following exhibits are filed as part of, or
             incorporated by reference into, this report on Form 10-K:

           EXHIBIT
           NUMBER           EXHIBIT TITLE
    ---------------------   -------------
             3.01           Registrant's Amended and Restated Certificate of
                              Incorporation.(1)
             3.02           Certificate of Designations of Series J Non-Convertible
                              Preferred Stock of the Registrant.(2)
             3.03           Registrant's Amended and Restated Bylaws, as amended on
                              April 14, 1999
            10.01           Amended and Restated Investors Rights Agreement, dated as of
                              September 18, 1997 between Registrant and certain
                              investors, as amended October 13, 1997 and as amended
                              November 6, 1997.(3)
            10.02           Registrant's 1993 Equity Incentive Plan.(3)(10)
            10.03           Registrant's 1996 Equity Incentive Plan.(3)(10)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

           EXHIBIT
           NUMBER           EXHIBIT TITLE
    ---------------------   -------------
            10.04           Registrant's Executive Officer Incentive Plan.(3)(10)
            10.05           Registrant's 1997 Equity Incentive Plan.(3)(10)
            10.06           Registrant's 1997 Directors Stock Option Plan.(3)(10)
            10.07           Registrant's 1997 Employee Stock Purchase Plan.(3)(10)
            10.08           Registrant's 1999 Stock Option Plan
            10.09           Registrant's 1999 Officer Stock Option Plan
            10.10           Form of Indemnity Agreement entered into by Registrant with each of its directors and officers.(4)
            10.12           Senior Secured Convertible $5.5 Million Debenture Purchase
                              Agreement between Registrant and London Pacific Life &
                              Annuity Company dated April 30, 1997 and related Senior
                              Secured Convertible $5.5 Million Debenture Due 2002 and
                              Security Agreement and Senior Secured Convertible $5.5
                              Million Debenture Due.(3)
            10.15           Collaboration Agreement among Registrant, Sharp Corporation and Itochu Corporation dated November 25, 1996 and
                              Addendum No. 1 thereto dated November 25, 1996.(3)
            10.16           Sales and Purchase Agreement between Registrant and Itochu
                              Corporation dated January 10, 1997.(3)(9)
            10.17           Stipulation of settlement, dated March 3, 1999 among the
                              Registrant and lead counsel for the plaintiffs in class
                              action litigation against the Registrant
            10.24           Sublease between the Registrant and Viking Freight, Inc.
                              dated February 9, 1998.(5)
            10.26           Employment Letter from the Registrant to Judson Goldsmith
                              dated November 12, 1998.(6)(10)
            10.27           Product Purchase Agreement between the Registrant and RCN
                              Operating Services, Inc. dated June 30, 1997(6)
            10.29           Modification of Retention Bonus Agreements dated January 6,
                              1999 between the Registrant and (a) William M. Daniher,
                              (b) Thara M. Edson, (c) Vishwas Godbole and (d) Jane
                              Zeletes.(7)(10)
            10.30           Separation Agreement and General Release between the
                              Registrant and William M. Daniher dated March 17,
                              1999.(7)(10)
            10.1            Securities Purchase Agreement between Sprint Corporation and the Registrant dated August 30, 1999.(8)
            10.2            Warrant Agreement between Sprint Corporation and the
                              Registrant dated as of September 9, 1999.(8)
            10.3            1999 Amended and Restated Investor Rights Agreement dated as of September 9, 1999.(8)
            10.4            Form of 4% Convertible Class A Debenture due 2009.(8)
            10.5            Form of 4% Convertible Class B debenture due 2009.(8)
            10.6            Securities Purchase Agreement among the Registrant and
                              certain investors dated as of August 30, 1999.(8)
            10.7            Form of 4% Convertible Debenture due 2009.(8)
            23.01           Consent of Independent Auditors for 1999
            27.01           Financial Data Schedule

------------------------

     (1) Incorporated by reference to Exhibit 3.03 to the Registrant's Registration Statement on Form S-1, File No. 333-36001, declared effective by the SEC on November 11, 1997 (the "Form S-1").

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)
     (2) Incorporated by reference to Exhibit 3.1 to the Registrants current report on Form 8-K filed September 24, 1999.

     (3) Incorporated by reference to the Exhibit with the same number to the Form S-1.

     (4) Incorporated by reference to Exhibit 10.08 to the Form S-1.

     (5) Incorporated by reference to Exhibit with the same number to the Registrant's Registration Statement on Form S-4, File No. 333-52083 (filed on May 7, 1998).

     (6) Incorporated by reference to the Exhibit with the same number to the Registrant's Annual Report Form 10-K for the year ended December 31, 1998.

     (7) Incorporated by reference to the Exhibit with the same number to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

     (8) Incorporated by reference to the Exhibit with the same number in the Company's current report on Form 8-K filed September 24, 1999.

     (9) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.

    (10) Represents a management agreement or compensatory plan.

(b)  Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company since September 30, 1999.

    1. On October 12, 1999, the Company reported under Item 5. "Other Events" the appointment of Thara M. Edson as Vice President, Finance and Chief Financial Officer.

    2. On October 28, 1999, the Company reported under Item 5. "Other Events" the resignation of Carl S. Ledbetter, its Chief Executive Officer, and the appointment of James R. Flach as acting Chief Executive Officer.

    3. On January 19, 2000, the Company reported under Item 5. "Other Events" the appointment of Michael D. Greenbaum as President and Chief Executive Officer.

    4. On January 31, 2000, the Company reported under Item 5. "Other Events" the appointment of James R. Flach as Chairman of the Board of Directors and Michael D. Greenbaum as a member of the board and the resignation of Carl S. Ledbetter as Chairman and member of the Board of Directors.

(c)  Exhibits. See (a)(3) above.

(d)  Financial Statement Schedules. See (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March   , 2000                                         HYBRID NETWORKS, INC.

                                                       By:           /s/ MICHAEL D. GREENBAUM
                                                            -----------------------------------------
                                                                       Michael D. Greenbaum
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
             PRINCIPAL EXECUTIVE OFFICER

              /s/ MICHAEL D. GREENBAUM
     -------------------------------------------       Chief Executive Officer         March   , 2000
                Michael D. Greenbaum

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

                 /s/ THARA M. EDSON
     -------------------------------------------       Vice President, Finance         March   , 2000
                   Thara M. Edson                        Chief Financial Officer

                ADDITIONAL DIRECTORS:

                 /s/ JAMES R. FLACH
     -------------------------------------------       Chairman, Board of Directors    March   , 2000
                   James R. Flach

                 /s/ GARY M. LAUDER
     -------------------------------------------       Director                        March   , 2000
                   Gary M. Lauder

                /s/ TIMOTHY S. SUTTON
     -------------------------------------------       Director                        March   , 2000
                  Timothy S. Sutton

               /s/ THEODORE H. SCHELL
     -------------------------------------------       Director                        March   , 2000
                 Theodore H. Schell

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California

    Our report on the financial statements of Hybrid Networks, Inc. is included on page 36 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) (2) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ HEIN + ASSOCIATES LLP

Hein + Associates LLP
Orange, California
February 10, 2000

                             HYBRID NETWORKS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          ADDITIONS    WEIGHTED
                                             BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                 AT END
                                             OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
                                             ----------   ----------   --------   ----------   ---------
For the year ended:
December 31, 1999..........................     $200         $ --         --          --         $200
December 31, 1998..........................       --          200         --          --          200
December 31, 1997..........................       --           --         --          --           --

INVENTORY RESERVES

                                                          ADDITIONS    WEIGHTED
                                             BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                 AT END
                                             OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
                                             ----------   ----------   --------   ----------   ---------
For the year ended:
December 31, 1999..........................    $3,135       $  529        --        $  (822)    $2,842
December 31, 1998..........................     3,015        1,691        --         (1,571)     3,135
December 31, 1997..........................       256        2,759        --             --      3,015