Form 10-Q
period 2000-03-31
HYBRID NETWORKS INC
filed 2000-05-11
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                                 Not Applicable
 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Common shares outstanding at March 31, 2000: 14,463,454

                               HYBRID NETWORKS, INC.
                                       INDEX


PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.
----------------------------------------------------                                            -------------
       ITEM 1.   FINANCIAL STATEMENTS

              Unaudited Condensed Balance Sheets as of
              March 31, 2000 and December 31, 1999                                                     3

              Unaudited Condensed Statements of Operations for the
              Three Months Ended March 31, 2000 and 1999                                               4

              Unaudited Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2000 and 1999                                               5

              Notes to Unaudited Condensed Financial Statements                                        6

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                                                        10

       ITEM 3.   QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                                                        22

PART II.  OTHER INFORMATION

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     23

SIGNATURES                                                                                            24

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

                                                                                    March 31,       December 31,
                                                                                      2000             1999 *
                                         ASSETS                                   -----------       -----------
Current assets:
     Cash and cash equivalents                                                       $  9,538          $ 13,394
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 2000 and 1999                                                           500             1,138
     Inventories                                                                        5,649             3,755
     Prepaid expenses and other current assets                                            160               234
                                                                                  -----------       -----------
             Total current assets                                                      15,847            18,521
Property and equipment, net                                                             2,000             2,244
Intangibles and other assets                                                              445               387
                                                                                  -----------       -----------
             Total assets                                                            $ 18,292          $ 21,152
                                                                                  ===========       ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                             $  5,500          $  5,500
   Current portion of capital lease obligations                                           257               336
   Accounts payable                                                                     2,380             2,035
   Accrued liabilities and other                                                        2,969             4,623
                                                                                  -----------       -----------
             Total current liabilities                                                 11,106            12,494
Convertible debentures - long term                                                     18,510            18,327
Capital lease obligations, less current portion                                             4                29
Other long-term liabilities                                                               126               122
                                                                                  -----------       -----------
             Total liabilities                                                         29,746            30,972
                                                                                  -----------       -----------
Contingencies

Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 2000 and no shares in 1999                        -                 -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 14,463 shares in 2000
          and 11,481 shares in 1999.                                                       14                11
   Additional paid-in capital                                                          82,205            75,823
   Unrealized gain on available-for-sale securities                                        51               107
   Accumulated deficit                                                                (93,724)          (85,761)
                                                                                  -----------       -----------
             Total stockholders' equity (deficit)                                     (11,454)           (9,820)
                                                                                  -----------       -----------
             Total liabilities and stockholders' equity (deficit)                    $ 18,292          $ 21,152
                                                                                  ===========       ===========
*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                               Three Months Ended
                                                                   March 31,
                                                            ------------------------
                                                               2000         1999
                                                            -----------  -----------
 Gross sales                                                    $ 1,801      $ 4,123
  Sales discounts                                               $   124      $     -
                                                            -----------  -----------
  Net sales                                                     $ 1,677      $ 4,123
 Cost of sales                                                    1,866        4,264
                                                            -----------  -----------
 Gross margin (loss)                                               (189)        (141)
                                                            -----------  -----------
 Operating expenses:
   Research and development                                       1,393        1,379
   Sales and marketing                                            3,005          618
   General and administrative                                     3,124          912
                                                            -----------  -----------
      Total operating expenses                                    7,522        2,909
                                                            -----------  -----------
        Loss from operations                                     (7,711)      (3,050)
 Interest income and other                                          209            5
 Interest expense                                                  (461)        (208)
                                                            -----------  -----------
        NET LOSS                                                 (7,963)      (3,253)

 Other comprehensive loss:
    Realized gain on available-for-sale securities
          included in net loss                                      (56)           -
                                                            -----------  -----------
        Total comprehensive loss                                $(8,019)     $(3,253)
                                                            ===========  ===========

 Basic and diluted net loss per share                           $ (0.57)     $ (0.31)
                                                            ===========  ===========


The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      ------------------------
                                                                                         2000         1999
                                                                                      -----------  -----------
 Cash flows from operating activities:
   Net loss                                                                               $(7,963)     $(3,253)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           300          349
      Sales discounts recognized on issuance of warrants                                    2,507            -
      Compensation recognized on issuance of stock and stock options                        2,044            -
      Interest added to principal of convertible debentures                                   183            -
      Provision for excess and obsolete inventory                                             783            -
      Beneficial conversion of convertible debentures                                          74            -
      Change in unrealized gain on securities                                                 (56)           -
      Change in assets and liabilities:
          Restricted cash                                                                       -          515
          Accounts receivable                                                                 638          817
          Inventories                                                                      (2,677)       2,160
          Prepaid expenses and other assets                                                   (10)        (345)
          Accounts payable                                                                    345         (956)
          Other long term liabilities                                                           2            -
          Accrued liabilities and other                                                      (351)         226
                                                                                      -----------  -----------
        Net cash used in operating activities                                              (4,181)        (487)
                                                                                      -----------  -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                                         (29)           -
                                                                                      -----------  -----------
        Net cash used in investing activities                                                 (29)           -
                                                                                      -----------  -----------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                    (103)        (128)
   Net proceeds from issuance of common stock                                                 457            1
                                                                                      -----------  -----------
        Net cash provided by (used in) financing activities                                   354         (127)
                                                                                      -----------  -----------
 Decrease in cash and cash equivalents                                                     (3,856)        (614)
 Cash and cash equivalents, beginning of period                                            13,394        3,451
                                                                                      -----------  -----------
 Cash and cash equivalents, end of period                                                 $ 9,538      $ 2,837
                                                                                      ===========  ===========
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
      Common stock issued to settle class action liability                                $ 1,303      $     -
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                              345      $   193
   Income taxes paid                                                                            1            1

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and March 31, 1999 and the statements of cash flows for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $93,724,000 as of March 31, 2000 and $85,761,000 as of December 31, 1999. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997 and over $18 million from the issuance and sale of convertible debentures in September 1999, the Company is losing money at a rate that will require it to raise additional capital in the near future.

          The Company may seek additional financing during 2000 through debt, equity or equipment lease financing or through a combination of financing vehicles. The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and, ultimately, generating sufficient revenues to obtain profitable operations. There is no assurance that the Company will be successful in these efforts.

         At March 31, 2000, the Company's liquidity consisted of cash and cash equivalents of $9,538,000 and working capital of $4,741,000. The Company's principal indebtedness consisted of $24.0 million in convertible debentures, of which $5.5 million was due within the next 12 months. The Company believes that its cash balance, plus anticipated revenues from operations, and non-operating cash receipts will be sufficient to meet the Company's working capital and expenditure needs for the next twelve months.

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

          Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed. As of March 31, 2000, the Company had recognized $124,000 as revenue from sales to Sprint Corporation. An additional $668,000 in sales to Sprint and $203,000 to other customers was deferred because the shipments were subject to testing and acceptance conditions.

         In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants will become exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company are at least $1 million. With each additional $1 million of scheduled shipments, Sprint will be entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is recorded. Although the warrants the Company issued to Sprint will not become exercisable until the scheduled shipment date when aggregate scheduled shipments of products and services are at least $1,000,000, which had not occurred as of March 31,2000, the Company recorded discounts pursuant to SFAS 123 based on the proportionate amount of warrants that would be exercisable based on the shipments scheduled during the quarter, as if the $1 million minimum did not exist. The amount of such shipments was $792,000, and, based on the warrants' conversion ratio, this amount would give Sprint the right to exercise 233,392 shares of the Company's common Stock under the warrants. The value of this purchase right, using the Black-Scholes valuation model and taking into account the closing price of the Company's Common Stock ($13.25) on March 31, 2000, was $2,507,000. Of this amount, $124,000 was recorded as a direct sales discount to offset sales to Sprint that were recognized as revenue during the quarter and the balance of $2,383,000 was recorded as an operating expense of the sales and marketing department.

         The Company anticipates that Sprint will schedule additional shipments in future quarters and that the Company will record substantial non-cash charges, pursuant to SFAS 123, as additional portions of Sprint's warrants become exercisable based on those shipments. The amounts of the charges will depend primarily on the amounts of the scheduled shipments and on the Company's stock price at the times the shipments are scheduled. If the Company's stock price increases the relative amount of the charges will increase; and if the Company's stock price decreases, the relative amount of the charges will decrease. The Company also anticipates that it will not recognize revenue on its shipments of products to Sprint (or on most of those shipments) as and when those shipments are made. That is because Sprint's orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months.

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

INVENTORIES

Inventories are comprised of the following (in thousands):

                                                                                   March 31,    December 31,
                                                                                     2000           1999
                                                                                   ----------   ------------
Raw materials                                                                          $1,825         $2,251
Work in progress                                                                          585            190
Finished goods                                                                          3,239          1,314
                                                                                   ----------   ------------
                                                                                       $5,649         $3,755
                                                                                   ==========   ============

The allowance for excess and obsolete inventory was $3,625,000 and $2,842,000 at March 31, 2000 and December 31, 1999, respectively. The allowance for excess and obsolete inventory includes a reserve reflecting the lower of cost or market price for modem inventory to be shipped to Sprint pursuant to the Sprint purchase contract. The amount of the reserve with respect to modem inventory was $1,435,000 and $402,000 at March 31, 2000 and December 31, 1999, respectively.

CONTINGENCIES

         SEC INVESTIGATION

         By a subpoena to the Company dated in October, 1998, the Securities and Exchange Commission, Division of Enforcement ("SEC"), requested that the Company provide a wide variety of documents to the SEC. The Company has produced numerous documents in response to the subpoena. In addition, the SEC took the testimony of numerous current and former employees of the Company.

         In November 1999, SEC staff attorneys informed the Company in writing that it intended to file a civil injunctive action and seek civil monetary penalties against the Company for alleged violations of the federal securities laws. In January 2000, without admitting or denying any wrongdoing, the Company reached agreement with the staff that it will recommend entry of an order enjoining the Company from violating the books and records and related provisions of the federal securities laws. The recommended action would not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. Resolution of this matter is subject to negotiation and documentation of a final agreement with the SEC staff attorneys, the Commission's acceptance of the staff's recommendation, and approval by the federal district court.

         The Company does not believe, based on current information, that the proposed order will have a material adverse effect on the Company's future business, financial condition or results of operations.

         PACIFIC MONOLITHICS LAWSUIT

         In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, two of its directors, four former directors (one of whom was subsequently dismissed from the litigation), a former officer and the Company's former auditors. The lawsuit concerns an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleged that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleged that the Company wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted the Company's motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration. In

October 1999, the plaintiff filed a demand for arbitration against the Company and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleges claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand seeks unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, the Company and the individual defendants answered the demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing is scheduled to be held in September 2000.

         Management believes, based on current information (which is only preliminary, since discovery has not been completed), that the outcome of this litigation will not have a material adverse effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS ITEM SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS REPORT ON FORM 10-Q. THE DISCUSSION IN THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FINANCIAL RESULTS, SUCH AS STATEMENTS INDICATING THAT "WE BELIEVE," "WE EXPECT," "WE ANTICIPATE" OR "WE INTEND" THAT CERTAIN EVENTS MAY OCCUR OR CERTAIN TRENDS MAY CONTINUE. OTHER FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE DEVELOPMENT OF PRODUCTS OR TECHNOLOGIES, MATTERS RELATING TO OUR PROPRIETARY RIGHTS, FACILITIES NEEDS, OUR LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS ABOUT FUTURE MATTERS. ALL THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD NOT RELY TOO HEAVILY ON THESE STATEMENTS; ALTHOUGH THEY REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THEY INVOLVE FUTURE EVENTS THAT MIGHT NOT OCCUR. WE CAN ONLY BASE SUCH STATEMENTS ON FACTS AND FACTORS THAT WE CURRENTLY KNOW. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

   GENERAL

         Hybrid Networks, Inc., based in San Jose, CA, is a worldwide supplier of broadband fixed wireless systems that provide high speed access to the Internet for both businesses and consumers. Our products remove the bottleneck over the local connection to the end-user, thereby greatly accelerating the response time for accessing bandwidth-intensive information. With more than 20,000 wireless routers in use in nearly 50 markets around the world, we have the largest installed base of two-way wireless data access equipment in its industry. Our technology and products are focused in the MMDS and WCS spectrum in the United States and similar spectrum available abroad. Our customers include telecommunications companies, wireless systems operators and some cable systems providers.

         Since 1996, our principal product line has been the Hybrid Series 2000 which consists of secure headend routers, wireless and cable routers and management software for use with either wireless transmission or cable TV facilities. To date, net sales include principally product sales and support and networking services.

         To date, our products have been sold primarily in the United States, although international sales have been increasing. A small number of customers have accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy and we expect it to become longer as our customer base becomes increasingly concentrated in a few large customers. Potential sales are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

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

REVENUE RECOGNITION

         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We generally recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of March 31, 2000, we had recognized revenue from sales to Sprint Corporation in the amount of $124,000. An additional $668,000 in shipments to Sprint and $203,000 to other customers were deferred because the shipments were subject to testing and acceptance conditions.

         Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

         In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants will become exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company are at least $1 million. With each additional $1 million of scheduled shipments, Sprint will be entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is recorded. Although the warrants the Company issued to Sprint will not become exercisable until the scheduled shipment date when aggregate scheduled shipments of products and services are at least $1,000,000, which had not occurred as of March 31, 2000, the Company recorded discounts pursuant to SFAS 123 based on the proportionate amount of warrants that would be exercisable based on the shipments scheduled during the quarter, as if the $1 million minimum did not exist. The amount of such shipments was $792,000, and, based on the warrants' conversion ratio, this amount would give Sprint the right to exercise 233,392 shares of the Company's common Stock under the warrants. The value of this purchase right, using the Black-Scholes valuation model and taking into account the closing price of the Company's Common Stock ($13.25) on March 31, 2000, was $2,507,000. Of this amount, $124,000 was recorded as a direct sales discount to offset sales to Sprint that were recognized as revenue during the quarter and the balance of $2,383,000 was recorded as an operating expense of the sales and marketing department.

         We anticipate that Sprint will schedule additional shipments in future quarters and that we will record substantial non-cash charges, pursuant to SFAS 123, as additional portions of Sprint's warrants become exercisable based on those shipments. The amounts of the charges will depend primarily on the amounts of the scheduled shipments and on our stock prices at the times the shipments are scheduled. If our stock price increases, the amount of the charges will increase; and if our stock price decreases, the amount of the charges will decrease. We also anticipate that we will not recognize revenue on our shipments of products to Sprint (or on most of those shipments) as and when those shipments are made. That is because Sprint's orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2000         1999
                                                                         ------------  ----------
Net Sales                                                                     100.0%        100.0%
Cost of sales                                                                 111.3%        103.4%
                                                                         ------------  ----------
     Gross margin                                                             -11.3%         -3.4%
                                                                         ------------  ----------
Operating expenses
     Research and development                                                  83.1%         33.5%
     Sales and marketing                                                      179.2%         15.0%
     General and administrative                                               186.3%         22.1%
                                                                         ------------  ----------
        Total operating expenses                                              448.6%         70.6%
                                                                         ------------  ----------
           Loss from operations                                              -459.9%        -74.0%
                                                                         ------------  ----------
Interest income and other expense, net                                         12.5%          0.1%
Interest expense                                                              -27.5%         -5.0%
                                                                         ------------  ----------
        Net loss                                                             -474.9%        -78.9%
                                                                         ============  ==========

         NET SALES. Our net sales decreased by 59.4% to $1,677,000 for the quarter ended March 31, 2000 from $4,123,000 for the quarter ended March 31, 1999. The decrease was due primarily to decreased shipments to customers and the recording of non-cash sales discounts in connection with shipments to Sprint during the first quarter of 2000 (described under the heading "Revenue Recognition" above). We furnished $792,000 in products and services to Sprint during the quarter, but we recognized as revenue only $124,000. The balance of our shipments to Sprint were subject to testing and acceptance procedures and, accordingly, will not be recognized until testing and final acceptance is complete. The recognized revenue of $124,000 has been offset in full by a sales discount related to the equipment purchase agreement with Sprint (see "Revenue Recognition"). In addition to the $668,000 of unrecognized sales to Sprint, an additional $203,000 was carried as unrecognized revenue with respect to shipments to two other customers due to right of return and acceptance criteria issues. The total sales to Sprint and other customers currently being carried as unrecognized revenue due to acceptance and right of return issues was $871,000.

         For the three months ended March 31, 2000, broadband wireless systems operators and cable system operators accounted for 88.5% and 11.5% of net sales, respectively. During the same period in 1999, broadband wireless system operators accounted for 52% of net sales and cable system operators accounted for 48% of net sales. Three customers accounted for 22%, 17% and 15% of net sales during the first quarter of 2000 compared to three customers who accounted for 20%, 19% and 17% of net sales during the first quarter of 1999. International sales (primarily to Canadian customers) accounted for 22% of net sales during the three months ended March 31, 2000 and 0% for the comparable period in 1999.

         GROSS MARGIN. Gross margin was a negative 11.3% and a negative 3.4% of net sales for the quarters ended March 31, 2000 and 1999, respectively. The decrease in gross margin was primarily a result of an increase in the reserve for excess and obsolete inventory of $783,000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs and improving manufacturability of existing products. Research and development expenses increased 1.0% to $1,393,000 for the quarter ended March 31, 2000 from $1,379,000 for the quarter ended March 31, 1999. Research and development expenses as a percentage of net sales were 83.1% and 33.5% for the first quarters of 2000 and 1999, respectively. Personnel and related costs decreased during the quarter ending March 31, 2000 compared to the first quarter of 1999. This decrease was offset in part by a charge of $125,000 to recruitment expense representing the fair value of stock options issued in connection with the recruitment of a new Vice President of Engineering. During the three months ended March 31, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in research and development amounted to $145,000.

         SALES AND MARKETING. Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses increased 386.2% to $3,005,000 for the quarter ended March 31, 2000 from $618,000 for the quarter ended March 31, 1999. Sales and marketing expenses as a percentage of net sales were 179.2% and 15.0% for the first quarters of 2000 and 1999, respectively. The largest component of the sales and marketing expenses for the first quarter of 2000 was the non-cash discount of $2,383,000 resulting from scheduled shipments to Sprint during the quarter and the potential effect of those shipments on a portion of warrants we issued to Sprint in September 1999. This discount and the related sales discount are described under the heading "Revenue Recognition" above. In addition to amounts charged as customer acquisition expense, $162,000 was charged to recruitment expense representing the fair value of stock options issued in connection with the recruitment of a new Vice President of Sales and Marketing. During the three months ended March 31, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in sales and marketing amounted to $15,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel compensation, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses increased 242.5% to $3,124,000 for the quarter ended March 31, 2000 from $912,000 for the quarter ended March 31, 1999. General and administrative expenses as a percentage of net sales were 186.3% and 22.1% for the first quarters of 2000 and 1999, respectively. In January 2000, the Company entered into a separation agreement with a director whereby the Company accelerated vesting of 109,668 options. The value of the options was remeasured on the date the separation agreement was entered into, resulting in a charge to General and Administrative compensation expense of $1,304,000. In addition, $198,000 was charged to recruitment expense representing the fair value of options issued in connection with the recruitment of a new President and Chief Executive Officer. During the three months ended March 31, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in administration amounted to $70,000.

          INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $251,000 for the three months ended March 31, 2000 (constituting interest on our debentures) compared to net interest expense of $203,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised over $35 million in net proceeds from our initial public offering. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). The debentures are due in September 2009 and bear interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). The debentures are convertible into Common Stock at the option of the respective holders at any time and will be convertible into Common Stock at our option at any time after 2000. The conversion price is $2.85 per share, subjected to anti-dilution adjustment (ratchet anti-dilution adjustment for the first six months, and weighted average anti-dilution thereafter). At March 31, 2000, the debentures, including accrued interest added to the principal, would be convertible into 6,494,717 shares of Common Stock at the current conversion price of $2.85.

          In September 1999, at the time of Sprint's purchase of our debentures, we issued to Sprint warrants to purchase up to $8.4 million of additional convertible debentures (subject to Sprint scheduling the shipment of up to $10 million of products and services pursuant to purchase orders) which debentures will be convertible into up to 2,946,622 shares of our Common Stock on the same terms and conditions as the convertible debentures referred to above.

          Assuming that as of March 31, 2000 Sprint converted all its convertible debentures and exercised all its warrants, it would own 6,893,475 shares of our Common Stock, representing approximately 32.3% of the 21,356,929 shares of our Common Stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of March 31, 2000 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 22.1% of the 31,217,036 fully diluted shares of our Common Stock that would then be outstanding. In addition, under the terms of our agreements with Sprint, Sprint has substantial rights with respect to our corporate governance. Two of our five directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party.

          Net cash used in operating activities was $4,181,000 and $487,000 during the first quarters of 2000 and 1999, respectively. The net cash used in operating activities in the first quarter of 2000 was primarily the result of our net loss of $7,963,000, an increase in inventories of $2,677,000 and a decrease in other accrued liabilities of $351,000, offset by noncash charges attributable to (i) sales discounts recognized on the issuance of warrants of $2,507,000 (see "Revenue Recognition"), (ii) compensation of $2,044,000 recognized on the issuance of stock and the vesting of stock options and
(iii) an increase in the provision for excess and obsolete inventory of $783,000, all described above. Net cash used in operating activities in the first quarter of 1999 was primarily due to our net loss of $3,253,000, partially offset by a reduction in inventories of $2,160,000 and a decrease in net current assets related to operating activities and to non-cash charges.

         Net cash used in investing during the first quarter of 2000 and was $29,000 used for purchases of property and equipment (primarily computers, and engineering test equipment). There were substantially no investing activities during the first quarter of 1999. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At March 31, 2000, we did not have any material commitments for capital expenditures.

         Net cash provided by financing activities in the first quarter of 2000 was $354,000 compared to net cash used by financing activities of $127,000 during the first quarter of 1999. Net cash provided by financing activities during the first quarter of 2000 was primarily due to the exercise of stock options by employees and others offset by the repayment of capital lease obligations. Net cash used by financing activities in the first quarter of 1999 was primarily the result of repayment of capital lease obligations, partially offset by net proceeds from issuance of common stock resulting from the exercise of stock options.

         At March 31, 2000, our liquidity consisted of cash and cash equivalents of $9,538,000 and working capital of $4,741,000. We had no available line of credit or other source of borrowings or financing. Our principal indebtedness consisted of the $24.0 million of convertible debentures referred to above, of which only $5.5 million will be payable within the next 12 months. While we believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure requirements over the next twelve months, we may be required to cut back substantially on our expenditures if we do not raise additional capital this year. We may seek additional financing during 2000 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

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

          WE WILL NEED ADDITIONAL CAPITAL.

          Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September, we raised $18.1 million from the issuance and sale of convertible debentures, but we are losing money at a rate that will require us to raise additional capital to stay in business. While we believe we have sufficient capital to continue operations over the next twelve months, we may be required to cut back substantially on our expenditures if we do not raise additional capital this year. We have agreed with Sprint Corporation to manufacture and ship certain quantities of products this year, to assist Sprint in testing and installation of the products, to perform maintenance and other services and to develop certain new products and enhance existing products. We will be required to spend substantial amounts in order to meet these requirements, and this will accelerate and increase our need for capital.

         Our ability to raise additional capital may be limited by a number of factors, including (i) Sprint's veto rights, right of first refusal and other substantial rights and privileges, (ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers, (iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues, (iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) our Common Stock being delisted from the Nasdaq National Market, (vi) uncertainty regarding our financial condition and results of operations, (vii) our history of heavy losses and (viii) the other risk factors referred to below. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital. We may not ourselves have sufficient capital or other resources necessary to meet the requirements of Sprint and other large customers in the future. Accordingly, we may be obliged to seek strategic alliances with other companies to assist in the development of further products and services. We might not be able to form such alliances at all or on terms that are beneficial for us.

         WE ARE LARGELY DEPENDENT ON SPRINT.

         In September 1999, Sprint invested $11 million in purchasing convertible debentures from us and acquired warrants to purchase additional convertible debentures. The warrants are in consideration for a commitment by Sprint to purchase $10 million of our products by the end of 2000. Sprint has acquired our principal wireless customers, and we expect that our future business will come primarily from wireless customers. Accordingly, our future business will be substantially dependent upon orders from Sprint or from companies selling to Sprint. Sprint will use our products in connection with the first phase of its roll-out of wireless Internet access services. We have only a small number of other customers.

         In connection with Sprint's investment in us, Sprint obtained substantial corporate governance rights. Two of our five directors are Sprint designees, and if Sprint exercised all its warrants and conversion privileges (and if no one else did so), Sprint would own as of March 31, 2000 approximately 32.3% of our common stock on a beneficial ownership basis and 22.1% of our Common Stock on a fully diluted basis. Under the terms of our agreements with Sprint, we cannot issue any securities (with limited exceptions) or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

         After months of negotiating, we have entered into an equipment purchase agreement with Sprint whereby Sprint has agreed to purchase this year $10 million of our products and services subject to certain conditions. The equipment purchase agreement does not require Sprint to make any additional purchases, but it imposes substantial requirements on us. We must meet Sprint's schedule for the manufacture and shipment of products; we must develop certain new products and enhance existing products according to Sprint's schedule and specifications; we must perform substantial installation and maintenance services; and we have agreed to the "open architecture" principle whereby we will license our technology to qualified third parties. In addition, Sprint's obligation to purchase our products is subject to extensive testing and acceptance procedures. If we fail to meet the requirements of the agreement, we could be subject to heavy penalties, including the obligation to license our intellectual property rights to Sprint on a royalty-free basis.

         WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

         We have not been profitable to date, and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $93,724,000 as of March 31, 2000 and $85,761,000 as of December 31, 1999. The
revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have experienced price pressure on sales of our products in the past and these pressures continue. We expect to incur losses for the foreseeable future.

         WE MUST DEVELOP NEW PRODUCTS AND ENHANCEMENTS QUICKLY AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST, AND WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

         In order to meet the existing and future demands of the market, we will be required to develop new products and enhance our existing products. In addition, Sprint and other potential large scale customers will require us to demonstrate that our system can be successfully deployed on a much larger scale than it has been in the past. We might not be able to meet these challenges.

         WE ARE LARGELY DEPENDENT ON THE WIRELESS MARKET, AN EMERGING MARKET SUBJECT TO UNCERTAINTIES.

         While in the past over half our sales have been to cable customers, we have been essentially shut out of the market for new installations by cable customers. The wireless industry has not adopted the Data Over Cable System Interface Specification (DOCSIS), a standard to which our products do not conform. While the DOCSIS standard has inhibited our sales to cable customers, it has not affected our ability to market to wireless system operators. The adoption of the DOCSIS standard has not had a significant effect on wireless customers. We believe that products meeting the present DOCSIS standard will not perform well over wireless, but this could change in the future as a result of modifications in the DOCSIS TDMA protocol, improvements in technology or other developments. The emergence of industry standards or specifications in the wireless industry in the future could hurt our ability to sell our products in the wireless market.

         The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic under-capitalization. The weak financial condition of many existing and potential customers has made them reluctant to undertake the substantial capital commitments necessary to introduce and market Internet access products and services. A number of wireless customers have been unable to pay for the products we shipped to them. Recent investments by Sprint and MCI in wireless operators are expected to have a significant effect upon the industry. One effect has been to attract major competitors. Cisco has announced that it is developing high speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. We face other major competition in the wireless market as well.

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

         WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

         Our market is intensely competitive, and we expect even more competition in the future. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers, than we have. One of our principal competitors in the wireless market is Cisco, which has recently announced that it has a competitive wireless technology that will provide superior cost/benefit performance and will operate successfully in environments in which it is difficult to obtain a clear line of sight as well as environments with multipath interference (around buildings, flat roofs and water, for example). Although we believe Cisco has not yet installed a commercially operating system using this technology, we cannot assure you that it will not do so or that Cisco's system will not provide benefits superior to ours.

         Other principal competitors include ADC, which is currently offering the Phasecom (Vyyo) product and has credibility from its MMDS, WCS and UHF transmitter division (formerly known as ITS Corp.); COM21, which is attempting to adapt its proprietary cable system for wireless; Newbridge, which acquired much of Stanford Telecom, a manufacturer of QPSK products, and which has itself been acquired by Alcatel: and Nortel, which has developed products for the cable market, and has recently announced that it is developing products for the wireless market as well. Other competitors may be attracted by the recent capital infusion in the industry by Sprint and MCI. Some of our partners are major system integrators who could choose to develop their own designs in-house. Lucent has shown an interest in entering the industry.

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

         We have agreed with Sprint that in the future we will allow third parties to license our technology and offer products in competition with ours, using our technology. This could generate significant new competitive challenges for us.

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

         WE FACE LITIGATION RISKS.

         Although we have tentatively settled potential litigation with the SEC, the settlement is subject to negotiation and documentation of a final agreement with the SEC staff attorneys, the acceptance of the agreement by the SEC and the approval of the federal district court. We continue to face litigation with Pacific Monolithics (see Item 1 "Legal Proceedings"). It is difficult for us to evaluate what the outcome of the Pacific Monolithics litigation will be. It is possible that we may be exposed to further litigation in the future. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether we separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future, or whether third parties will bring litigation against us challenging our patents.

         MARKET PRESSURE TO REDUCE PRICES HAS HURT OUR BUSINESS AND THE PRESSURE IS

         LIKELY TO INCREASE.

         The market has historically demanded increasingly lower prices for our products, and we expect downward pressure on the prices of our products to continue and increase. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. These prices make our products relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. In a number of instances, the prices of our competitors' products are lower than ours. Sprint and other large scale customers have increased the downward pressure on our prices. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain of the components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes, although, as indicated above, we have recently had to reduce the scope of our research and development efforts due to lack of capital resources. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have been negative until the fourth quarter of 1999, and which must substantially improve in order for us to operate profitably.

         WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON SINGLE-SOURCE COMPONENTS, AND SOME OF THE COMPONENTS ARE BECOMING OBSOLETE.

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

         Our CyberManager 2000 Router is built on the Sparc 5/Sun workstation computer, which Sun is no longer producing. As an interim measure, we have been purchasing re-manufactured substitute units from a third party, but Sun is not supporting them. Accordingly, we are in the process of modifying our software to be able to use another workstation, and there is no assurance that we will be able to do so successfully. In addition, certain of our products use chips manufactured by National Semiconductor that have been discontinued. While National Semiconductor has continued to supply these chips to us, there is no assurance that they will do so indefinitely.

         OUR LONG SALES CYCLE MAKES IT DIFFICULT FOR US TO FORECAST REVENUES, REQUIRES US TO INCUR HIGH SALES COSTS AND AGGRAVATES FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. OUR SALES CYCLE MAY WELL GET LONGER.

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

         Over the last year, our marketplace has consolidated so that our principal customers and potential customers are large telcos. This consolidation has greatly increased our selling expenses and lengthened our sales cycle.

         These factors, together with the other factors referred to in this "Risk Factors" section, tend to cause our operating results to vary substantially from quarter to quarter. These fluctuations have adversely affected the prices of our Common Stock in the past and may adversely affect such prices in the future.

         WE DEPEND ON KEY PERSONNEL AND WE ARE IN A TIGHT JOB MARKET WHICH MAKES HIRING THE PEOPLE WE NEED DIFFICULT.

         Our success depends in significant part upon the continued services of our key technical, sales and management personnel. Any officer or employee can terminate his or her relationship with us at any time. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. We are in an extremely tight labor market, and competition for such personnel is intense. There can be no assurance that we will be able to attract and retain key personnel. The loss of the services of one or more of our key personnel or our failure to attract additional qualified personnel could prevent us from meeting our product development goals and could have an extremely adverse effect on our business.

         REDUCTIONS IN OUR EXPENDITURES AND IN THE NUMBER OF OUR EMPLOYEES HAVE HURT OUR BUSINESS. WE PLAN TO INCREASE EXPENDITURES IN THE FUTURE, BUT WE MIGHT NOT BE ABLE TO DO SO EFFECTIVELY.

         Commencing in the latter part of 1998 and continuing through the first three quarters of 1999, we reduced our expenditures on research and development and on other aspects of our business. We also reduced the number of our employees. While we believe these reductions were necessary to conserve our capital resources, they have limited and delayed the enhancement of our products and our development of new products, and our sales and marketing efforts have been adversely affected. These limitations on our activities have hurt us competitively and may continue to harm our business in the future. In September 1999, we raised $18.1 million and we are now attempting to hire additional personnel on an expedited basis in order to achieve our product development goals. We operate in an extremely competitive environment for technical and other qualified personnel, and there can be no assurance that we will be able to achieve our hiring and product development goals

         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

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

         Changes in previous decisions (filing window for 2-way licenses) by FCC to open up MMDS spectrum to permit flexible use for upstream and downstream paths may adversely affect our future growth. If the FCC changes its decision to open the MMDS spectrum for full utilization, the future growth of the wireless industry could be limited.

         VOLATILITY OF OUR STOCK PRICE.

         Our Common Stock has been delisted from the Nasdaq National Market and has not traded on Nasdaq since mid-June 1998. The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future.

         INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

         In the past, sales of our products outside of the United States have not represented a significant portion of our net sales, but this may be changing. In the first quarter of 2000, international sales accounted for 22% of our net sales, compared to the first quarter of 1999 in which we had no international sales. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability and reduced intellectual property protection.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

II.  OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

       Exhibit No.      Description of Exhibit

          10.01         Employment Letter dated January 12, 2000 from the Registrant to Michael D. Greenbaum.

          10.02         Letter dated January 28, 2000 from the Registrant to Carl S. Ledbetter regard the terms of his separation.

          10.03         Amendment dated April 28, 2000 to the Warrant Agreement dated September 9, 1999 between the Registrant and Sprint Corporation. (The Warrant Agreement was filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 9, 1999.)


          10.04         Purchase of Equipment and Service Agreement dated as of May 1, 2000 between the
                        Registrant and Sprint Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated May 1, 2000).

          27.1          Financial Data Schedule

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K have been filed by the Company during the quarter for which this report is filed:

         1. On January 20, 2000, the Company reported under Item 5 "Other Events" the appointment of Michael D. Greenbaum as president and Chief Executive Officer.

         2. On February 2, 2000, the Company reported under Item 5 "Other Events" the appointment of James R. Flach as Chairman of the Board of Directors and Michael D. Greenbaum as a member of the Board of Directors.

                              HYBRID NETWORKS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2000                          HYBRID NETWORKS, INC.



                                             /s/ Michael  D. Greenbaum
                                             --------------------------
                                             Michael Greenbaum
                                             Chief Executive Officer

                                             /s/ Thara Edson
                                             --------------------------
                                             Thara Edson
                                             Chief Financial Officer
                                             (Principal Accounting Officer)