Form 10-Q
period 2000-06-30
HYBRID NETWORKS INC
filed 2000-08-14
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                                 Not Applicable
   -------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Common shares outstanding at June 30, 2000: 21,259,845

                               HYBRID NETWORKS, INC.
                                       INDEX

PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.
------------------------------                                                                     --------
       ITEM 1.   FINANCIAL STATEMENTS

              Unaudited Condensed Balance Sheets as of
              June 30, 2000 and December 31, 1999                                                     3

              Unaudited Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 2000 and 1999                                       4

              Unaudited Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and 1999                                                 5

              Notes to Unaudited Condensed Financial Statements                                       6

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                                                       10

       ITEM 3.   QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                                                       24


PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  25

       ITEM 5.  OTHER INFORMATION                                                                    25


       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                    25

SIGNATURES                                                                                           27

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

 HYBRID NETWORKS, INC.
 UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

                                                                                    June 30,        December 31,
                                                                                      2000             1999 *
                                                                                -------------     -------------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 5,489          $ 13,394
     Short term investments                                                             1,166                 -
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 2000 and 1999                                                         2,465             1,138
     Inventories                                                                        4,018             3,755
     Prepaid expenses and other current assets                                            104               234
                                                                                -------------     -------------
             Total current assets                                                      13,242            18,521
Property and equipment, net                                                             1,932             2,244
Intangibles and other assets                                                              347               387
                                                                                -------------     -------------
             Total assets                                                            $ 15,521          $ 21,152
                                                                                =============     =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                              $ 5,500           $ 5,500
   Current portion of capital lease obligations                                           153               336
   Accounts payable                                                                     2,215             2,035
   Accrued liabilities and other                                                        5,824             4,623
                                                                                -------------     -------------
             Total current liabilities                                                 13,692            12,494
Convertible debentures - long term                                                          1            18,327
Capital lease obligations, less current portion                                             -                29
Other long-term liabilities                                                               126               122
                                                                                -------------     -------------
             Total liabilities                                                         13,819            30,972
                                                                                -------------     -------------
Contingencies

Stockholders' equity (deficit): Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 2000 and no shares in 1999                        -                 -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 21,260 shares in 2000
          and 10,544 shares in 1999.                                                       21                11
   Additional paid-in capital                                                         106,030            75,823
   Unrealized gain on available-for-sale securities                                        41               107
   Accumulated deficit                                                               (104,390)          (85,761)
                                                                                -------------    --------------
             Total stockholders' equity (deficit)                                       1,702            (9,820)
                                                                               --------------  ----------------
             Total liabilities and stockholders' equity (deficit)                    $ 15,521          $ 21,152
                                                                                =============     =============
*Condensed from audited financial statements

                 The accompanying notes are an integral part of
                      these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                               Three Months Ended        Six Months Ended
                                                                    June 30,           June 30,
                                                            ------------------------  ----------------------
                                                               2000         1999        2000         1999
                                                            -----------  -----------  ----------- -----------
 Gross sales                                                    $ 4,773      $ 3,411     $ 6,574      $ 7,534
 Sales discounts                                                  2,026          407       2,150          407
                                                             ----------   ----------  ----------   ----------
  Net sales                                                       2,747        3,004       4,424        7,127
 Cost of sales                                                    4,305        4,349       6,172        8,612
                                                            -----------  -----------  ----------   ----------
 Gross margin (loss)                                             (1,558)      (1,345)     (1,748)      (1,485)
                                                            -----------  -----------  ----------   ----------
 Operating expenses:
   Research and development                                       1,788          932       3,180        2,311
   Sales and marketing                                            2,115          404       5,121        1,022
   General and administrative                                     3,533        1,601       6,657        2,513
                                                            -----------  -----------  ----------   ----------
      Total operating expenses                                    7,436        2,937      14,958        5,846
                                                            -----------  -----------  ----------   ----------
        Loss from operations                                     (8,994)      (4,282)    (16,706)      (7,331)
 Interest income and other expense                               (1,208)           -        (999)           4
 Interest expense                                                  (465)        (207)       (924)        (415)
                                                            -----------  -----------  ----------   ----------
        NET LOSS                                                (10,667)      (4,489)    (18,629)      (7,742)

 Other comprehensive loss:
    Realized gain on available-for-sale securities
          included in net loss                                      (10)           -         (66)           -
                                                            -----------  -----------  ----------   ----------
        Total comprehensive loss                              $ (10,677)    $ (4,489)  $ (18,695)    $ (7,742)
                                                            ===========  ===========  ==========   ==========

 Basic and diluted net loss per share                           $ (0.73)     $ (0.43)    $ (1.30)     $ (0.74)
                                                            ===========  ===========  ==========   ==========
 Shares used in basic and diluted per share calculation          14,602       10,507      14,297       10,492
                                                            ===========  ===========  ==========   ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                         2000         1999
                                                                                      -----------  -----------
 Cash flows from operating activities:
   Net loss                                                                             $ (18,629)    $ (7,742)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           572          687
      Sales discounts recognized on issuance of warrants                                    5,943          407
      Compensation recognized on issuance of stock and stock options                        2,281          539
       Interest added to principal of convertible debentures                                  368            -
       Provision for excess and obsolete inventory                                            235          529
       Beneficial conversion of convertible debentures                                        149            -
       Change in unrealized gain on securities                                                (66)           -
       Common stock issued to induce conversion of debentures                               1,170            -
      Change in assets and liabilities:
          Restricted cash                                                                       -          515
          Accounts receivable                                                              (1,326)         735
          Inventories                                                                        (498)       2,287
          Prepaid expenses and other assets                                                   116          254
          Accounts payable                                                                    182         (379)
          Other long term liabilities                                                           4           40
          Accrued liabilities and other                                                     2,503          939
                                                                                      -----------  -----------
        Net cash used in operating activities                                              (6,996)      (1,189)
                                                                                      -----------  -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                                        (206)           -
    Purchase of short term investments                                                     (1,166)           -
                                                                                      -----------  -----------
        Net cash used in investing activities                                              (1,372)           -
                                                                                      -----------  -----------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                    (213)        (244)
   Proceeds from exercise of stock options                                                    676           47
                                                                                      -----------  -----------
        Net cash provided by (used in) financing activities                                   463         (197)
                                                                                      -----------  -----------
 Decrease in cash and cash equivalents                                                     (7,905)      (1,386)
 Cash and cash equivalents, beginning of period                                            13,394        3,451
                                                                                       ----------   ----------
 Cash and cash equivalents, end of period                                                $  5,489      $ 2,065
                                                                                        =========    =========
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Common stock issued to settle class action liability                                $  1,303      $     -
     Common stock issued upon conversion of convertible debentures                         18,694
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                            514          415
     Income taxes paid                                                                          1            1


                 The accompanying notes are an integral part of
                     these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 BASIS OF PRESENTATION

         The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and June 30, 1999 and the statements of cash flows for the six months periods ended June 30, 2000 and June 30, 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $104,390,000 as of June 30, 2000 and $85,761,000 as of December 31, 1999. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997 and over $18 million from the issuance and sale of convertible debentures in September 1999, the Company is losing money at a rate that will require it to raise additional capital in the near future.

          The Company expects to seek additional financing during 2000 through debt, equity or equipment lease financing or through a combination of financing vehicles. As of June 30, 2000, the Company had received a proposal for an equipment lease line of credit on terms that we believe are favorable. The Company is also working with their bank to arrange additional short term financing. The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and, ultimately, generating sufficient revenues to obtain profitable operations. There is no assurance that the Company will be successful in these efforts.

         At June 30, 2000, the Company's liquidity consisted of cash and cash equivalents of $5,489,000, $1,166,000 of short term investments and negative working capital of $450,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures, the full amount of which was due beyond 12 months. Under the terms of the debenture, the Company may not make any plant or fixed capital expenditures in excess of $1,500,000, $2,500,000, $5,500,000, and $11,000,000 during the twelve months ending March 31, 1998, 1999, 2000, and 2001, respectively. The Company's capital expenditures exceeded the maximum capital expenditures allowed for the twelve months ending March 31, 1999. Consequently, the debt has been classified as a current liability in the accompanying financial statements as the holder has the right to declare a default under the convertible debenture at any time. The Company believes that its cash balance, plus anticipated revenues from operations, and non-operating cash receipts will be sufficient to meet the Company's working capital and expenditure needs through 2000.

REVENUE RECOGNITION

         The Company normally ships its products based upon a bona fide purchase order or volume purchase agreement. The Company generally recognizes revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions.

 Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed. For the six months ending June 30, 2000, the Company had recognized $2,091,000 as revenue from sales to Sprint Corporation. As of June 30, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $3,513,000, of which $3,096,000 was in connection with shipments to Sprint and the balance of $417,000 was for shipments to other customers.

         In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants will become exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company are at least $1 million. With each additional $1 million of scheduled shipments, Sprint will be entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge will be recorded. The amount of such shipments scheduled during the six months ended June 30, 2000 was $4,572,000 and, based on the warrants' conversion ratio, this amount would give Sprint the right to exercise 1,346,000 shares of the Company's Common Stock under the warrants. The value of this purchase right, using the Black-Scholes valuation model, was $5,943,000. Of this amount, $2,150,000 was recorded as a direct sales discount to offset sales to Sprint and the balance of $3,793,000 was recorded as an operating expense of the Sales and Marketing department.

         The Company anticipates that Sprint will schedule additional shipments in the third quarter of 2000 and that the Company will record substantial non-cash charges, pursuant to SFAS 123, as additional portions of Sprint's warrants become exercisable based on those shipments. As of June 30, 2000, Sprint had scheduled additional future shipments through the quarter ending September 30, 2000 of $4,913,000, which would bring the total amount of scheduled shipments to $9.5 million. The amounts of the charges will depend primarily on the amounts of the scheduled shipments and on the Company's stock price at the times the shipments are scheduled. If the Company's stock price increases the relative amount of the charges will increase; and if the Company's stock price decreases, the relative amount of the charges will decrease.

          The Company also anticipates that it will not recognize revenue on its shipments of products to Sprint (or on most of those shipments) as and when those shipments are made. That is because Sprint's orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months. As of June 30, 2000, the Company had recognized revenue in the amount of $207,000 relating to headend systems accepted by Sprint.

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

INVENTORIES

 Inventories are comprised of the following (in thousands):

                                                                                     June 30,     December 31,
                                                                                       2000           1999
                                                                                     --------       --------
Raw materials                                                                            $624           $2,251
Work in progress                                                                        1,050              190
Finished goods                                                                          2,344            1,314
                                                                                   ----------       ----------
                                                                                       $4,018           $3,755
                                                                                   ==========       ==========

The allowance for excess and obsolete inventory was $3,078,000 and $2,842,000 at June 30, 2000 and December 31, 1999, respectively. The allowance for excess and obsolete inventory includes a reserve reflecting the lower of cost or market price for modem inventory to be shipped to Sprint pursuant to the Sprint purchase contract. The amount of the reserve with respect to modem inventory was $254,000 and $402,000 at June 30, 2000 and December 31, 1999, respectively.

CONTINGENCIES

         SEC INVESTIGATION

          By a subpoena to the Company dated in October 1998, the Securities and Exchange Commission, Division of enforcement ("SEC"), requested that the Company provide a wide variety of documents to the SEC. The Company produced numerous documents in response to the subpoena. In addition, the SEC took the testimony of numerous current and former employees of the Company.

         On June 29, 2000, the SEC filed in the United States District Court for the Northern District of California a complaint against the Company and three former employees. On the same day, the Court approved the Company's settlement with the SEC and entered judgment against the Company. The Court's order enjoins the Company from violating the books and records and related provisions of the federal securities laws but does not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws.

         The Company does not believe, based on current information, that the order will have a material adverse impact on the Company's business or financial condition.

         PACIFIC MONOLITHICS LAWSUIT

         In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed an action in Santa Clara County Superior Court, California against the Company, two of its directors, four former directors (one of whom was subsequently dismissed from the litigation), a former officer and the Company's former auditors.

The lawsuit concerned an agreement which the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The Complaint alleged that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleged that the Company wrongfully failed to consummate the acquisition. The Complaint stated causes of action against the Company for breach of contract and breach of implied covenant of good faith and fair dealing, and against all defendants, claim for fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted the Company's motion to compel arbitration and with respect to each defendant other than the Company's former auditors, and stayed the lawsuit pending the outcome of the arbitration.

           In October 1999, the plaintiff filed a Demand for Arbitration against the Company and each individual defendant other than the Company's former auditors with the San Francisco office of the American Arbitration Association. In the Demand, Pacific Monolithics alleged claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The Demand sought unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, the Company and each individual defendant other than the Company's former auditors answered the Demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing was scheduled to commence on September 7, 2000.

          On July 7, 2000, the Parties conducted a mediation of the dispute in San Jose, California before the Honorable (Ret.) Peter Stone of JAMS, which resulted in a stipulation of settlement of the litigation. Pursuant to the terms of the stipulation of settlement, Pacific Monolithics has agreed to release all of its claims, known and unknown, against the Company and its current or former officers and directors, and dismiss with prejudice its lawsuit in exchange for 213,333 shares of the Company's Common Stock valued at approximately $2,000,000 and this amount has been accrued as of June 30, 2000. The parties anticipate signing shortly a formal settlement agreement and mutual general release memorializing the terms and the stipulation of settlement. The settlement agreement and mutual release must be approved by the Bankruptcy Court. Counsel for Pacific Monolithics has informed the Company that approval of the settlement is expected.

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

OVERVIEW

   GENERAL

         Hybrid Networks, Inc., headquartered in San Jose, CA, is the worldwide leader in MMDS fixed broadband wireless Internet-access systems. Hybrid designs, develops, manufactures and markets fixed broadband wireless systems that enable telecommunications companies, wireless systems operators and network providers to offer high-speed Internet access to businesses and residences. Hybrid was first to market with patented two-way wireless products that focus on the MMDS spectrum and WCS spectrum in the United States and similar spectrum abroad. The company's customers include Sprint, WorldCom, Look Communications and Andrew Corp. With systems in place in more than 50 markets worldwide, Hybrid is part of more fixed broadband wireless deployments than all of its competitors combined.

         Since 1996, our principal product line has been the Hybrid Series 2000, which consists of secure headend routers, wireless and cable routers and management software for use with either wireless transmission or cable TV facilities. To date, net sales include principally product sales and support and networking services.

          Our products have been sold primarily in the United States, although international sales have been increasing. A small number of customers have accounted for a substantial portion of our net sales, and we expect the trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and annual basis. The sales cycle for our products has been lengthy, and we expect it to become longer as our customer base becomes increasingly concentrated in a few large customers. Potential sales are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

         The market for high-speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. The wireless industry has not adopted the Data Over Cable System Interface Specification (DOCSIS). Various vendors have formed consortia to promote conflicting standards such as DOCSIS+, Orthogonal Frequency Division Multiplexing (OFDM), and other variants for wireless markets. Our products use DOCSIS chips with major proprietary enhancements that do not conform to standards. We have committed to our customers that we will provide an open interface for other vendors to build customer premises equipment. This will enable them in the future to reduce the cost for customer provided equipment by integrating the wireless broadband router and the transceiver. The DOCSIS standard has inhibited our sales to cable customers and we sell only to maintain or add on to existing systems. Our ability to develop and offer competitive products on a timely basis could have a material effect on our business. The market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. Further, we anticipate that in the future the sales mix of our products will be increasingly weighted toward lower-margin products, thereby adversely affecting our gross margins.


REVENUE RECOGNITION

         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We generally recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. For the six months ending June 30, 2000, we had recognized revenue from sales to Sprint Corporation in the amount of $2,091,000. An additional $3,096,000 in shipments to Sprint and $417,000 in sales to other customers were deferred because the shipments were subject to testing and acceptance conditions or were sales to distributors with right of return.

         Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

          In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants will become exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company are at least $1 million. With each additional $1 million of scheduled shipments, Sprint will be entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is recorded. The amount of such shipments scheduled during the six months ended June 30, 2000 was $4,572,000 and, based on the warrants' conversion ratio, this amount would give Sprint the right to purchase debentures exercisable into 1,346,000 shares of the Company's common Stock under the warrants. The value of this purchase right, using the Black-Scholes valuation model was $5,943,000. Of this amount, $ 2,150,000 was recorded as a direct sales discount to offset sales to Sprint that were recognized as revenue during the first half of 2000 and the balance of $ 3,793,000 was recorded as an operating expense of the sales and marketing department.

         Sprint has scheduled additional shipments in the third quarter of year 2000 and we expect to record substantial non-cash charges, pursuant to SFAS 123, as additional portions of Sprint's warrants become exercisable based on those shipments. The amounts of the charges will depend primarily on the amounts of the scheduled shipments and on our stock prices at the times the shipments are scheduled. If our stock price increases, the amount of the charges will increase; and if our stock price decreases, the amount of the charges will decrease. We also anticipate that we will not recognize revenue on our shipments of products to Sprint (or on most of those shipments) as and when those shipments are made. That is because Sprint orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                             ------------------------     ----------------------
                                                                2000         1999            2000        1999
                                                             ----------  ------------     ----------  ----------
Gross Sales                                                       100.0%        100.0%        100.0%      100.0%
Sales Discounts                                                    42.4%         11.9%         32.7%        5.4%
                                                             ----------  ------------     ----------  ----------
Net Sales                                                          57.6%         88.1%         67.3%       94.6%

Cost of sales                                                      90.2%        127.5%         93.9%      114.3%
                                                             ----------  ------------     ----------  ----------
     Gross margin                                                 -32.6%        -39.4%        -26.6%      -19.7%
                                                             ----------  ------------     ----------  ----------
Operating expenses
     Research and development                                      37.4%         27.3%         48.4%       30.7%
     Sales and marketing                                           44.3%         11.8%         77.9%       13.6%
     General and administrative                                    74.0%         46.9%        101.3%       33.3%
                                                             ----------  ------------     ----------  ----------
        Total operating expenses                                  155.7%         86.0%        227.6%       77.6%
                                                             ----------  ------------     ----------  ----------
           Loss from operations                                  -188.3%       -125.4%       -254.2%      -97.3%

Interest income and other expense, net                            -25.3%          0.0%        -15.2%        0.1%
Interest expense                                                   -9.7%         -6.1%        -14.1%       -5.5%
                                                             ----------  ------------     ----------  ----------
        Net loss                                                 -223.3%       -131.5%       -283.5%     -102.7%
                                                             ==========  ============     ==========  ==========



         NET SALES
         Gross revenue was $4,773,000 for the quarter ended June 30, 2000 compared to $3,411,000 for the same quarter in 1999. Gross revenue was $6,574,000 for the six months ended June 30, 2000 and $7,534,000 for the six months ended June 30, 1999. Net revenue was $2,747,000 for the quarter ended June 30, 2000 compared to net revenue of $3,004,000 for the same quarter of 1999. For the six months ended June 30, 2000 and June 30, 1999, net revenue was $4,424,000 and $7,127,000, respectively. Non-cash sales discounts in connection with shipments to Sprint during the quarter ending June 30, 2000 (described under the heading "Revenue Recognition" above) were $2,026,000 . Non-cash sales discounts in the quarter ending June 30, 1999 were $407,000. Non-cash sales discounts for the six months ended June 30, 2000 were $2,150,000 compared with $407,000 for the same period in 1999.

         The following table provides information regarding the respective amounts of shipments and net sales by quarter for 1998, 1999, and the first two quarters of 2000.

(Amounts in $'000)             1998                              1999                   2000
                     Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4      Q1      Q2
                   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Shipments           4,406   1,187   2,252   2,796   3,965   3,501   2,980   1,808   2,152   7,100
Net sales           2,706   2,243   4,202   3,267   4,123   3,004   3,319   2,569   1,677   2,747

          We shipped $ 4,453,000 in products and services to Sprint during the quarter ending June 30, 2000. Of this, $1,819,000 was recognized as immediate revenue since it was not subject to testing and acceptance procedures. The balance of $2,634,000 was subject to testing and acceptance procedures and was carried as unrecognized revenue as of June 30, 2000. An additional $207,000 was recognized as revenue in respect of shipments made in prior periods that received final acceptance from Sprint. The recognized revenue for the quarter of $ 2,026,000 has been offset in full by a sales discount related to the equipment purchase agreement with Sprint (see "Revenue Recognition"). In addition to the $2,634,000 of shipments to Sprint that have not yet been recognized as revenue, an additional $213,000 in shipments to other customers during the quarter were unrecognized as they were distributor sales. The total shipments to Sprint and other customers not recognized as revenue due to acceptance, right of return issues, and distributor sales at June 30, 2000 was $3,513,000.

         We believe that the shipments made prior to June 30, 2000 as to which our customer have acceptance criteria or return rights will, ultimately, be recognized as revenue. However, it is possible that the customer will determine that the criteria are not satisfied or that return rights will be exercised. In such cases, the underlying amount of potential gross revenue will not be recognized.

         For the three months ended June 30, 2000, broadband wireless systems operators and cable system operators accounted for 85% and 15% of gross sales, respectively. During the same period in 1999, broadband wireless system operators accounted for 32% of gross sales and cable system operators accounted for 68% of gross sales. Three customers accounted for 42%, 30% and 13% of gross sales during the second quarter of 2000 compared to three customers who accounted for 41%, 28% and 25% of gross sales during the second quarter of 1999. International sales (primarily to Canadian customers) accounted for 30% of gross sales during the three months ended June 30, 2000 and 1.0% for the comparable period in 1999.

         GROSS MARGIN. Excluding the non-cash sales discount of $2,026,000, gross margin for the quarter ended June 30, 2000 would have been $468,000 or 9.8% of gross recognized sales, a 134.8% increase over the comparable quarter in 1999. Gross margin on recognized revenue after deduction of non-cash sales discounts was a negative 32.6% and a negative 39.4% of gross sales for the quarters ended June 30, 2000 and 1999, respectively.

         For the six months ended June 30, 2000 and excluding the non-cash sales discount of $2,150,000, gross margin would have been $402,000 or 6.1% of gross recognized sales, a 127.1% increase over the comparable period in 1999. For the six months ended June 30, 2000 and June 30, 1999, gross margin on recognized revenue after deduction of non-cash sales discounts was a negative 26.6% and a negative 19.7%, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend, software and cable modem development expenses, as well as design expenditures associated with new product development, production of the new products, manufacturing cost reduction programs and improving manufacturability of existing products. Research and development expenses increased 91.8% to $1,788,000 for the quarter ended June 30, 2000 from $932,000 for the quarter ended June 30, 1999. Research and development expenses as a percentage of gross sales were 37.4% and 27.3% for the second quarters of 2000 and 1999, respectively, and were 48.4% and 30.7% for the first half of 2000 and 1999. Personnel and outside consultant costs increased by $716,000 during the quarter ending June 30, 2000 compared to the quarter ended June 30, 1999. Outside consultants are used to accelerate the time to market of specific projects in order to meet customer requirements. During the three months ended June 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in research and development amounted to $131,000.

         SALES AND MARKETING. Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses increased 423.5 % to $2,115,000 for the quarter ended June 30, 2000 from $404,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses increased 401.1% to $5,121,000 from $1,022,000 for the six months ended June 30, 1999. Sales and marketing expenses as a percentage of gross sales were 44.3% and 11.8% for the second quarters of 2000 and 1999, respectively and 77.9% and 13.6% for the first half of 2000 and 1999, respectively. The largest component of the sales and marketing expense for the second quarter of 2000 was the non-cash charge of $1,608,000 resulting from scheduled shipments to Sprint during the quarter and the effect of those shipments on a portion of warrants we issued to Sprint in September 1999. This charge and the related sales discount are described under the heading "Revenue Recognition" above. Excluding the above described non-cash charges, the increase in sales and marketing expenses for the three and six months periods ended June 30, 2000 compared to the same periods in 1999 was due to the continued expansion of our sales and marketing activity compared to prior periods. During the three months ended June 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in sales and marketing amounted to $15,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel compensation, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses increased 120.7% to$3,533,000 for the quarter ended June 30, 2000 from $1,601,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses increased 164.9% to $6,657,000 from $2,513,000 for the six months ended June 30, 1999. General and administrative expenses as a percentage of gross sales were 74.0% and 46.9% for the second quarters of 2000 and 1999, respectively and 101.3% and 33.3% for the first six months of 2000 and 1999, respectively. Legal fees for the quarter ending June 30, 2000 were $2,170,000 and included a one-time special charge of $2 million in connection with the settlement reached in the Pacific Monolithics matter (see "Contingencies" above). During the three months ended June 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in administration amounted to $69,000.

         INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $1,673,000 for the three months ended June 30, 2000 compared to net interest expense and other expense of $207,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, we incurred net interest expense of $1,923,000 compared to net interest expense and other expense of $411,000 for the six months ended June 30, 1999. The increase in net interest expense and other expense for the three and six months periods was primarily due to the $1,170,000 debt conversion expense incurred as a result of the conversion of the $18.1 million convertible debentures on June 30, 2000 (see "Liquidity and Capital Resources"). The convertible debenture agreement provides that the debentures would be convertible at the Company's option after the end of year 2000. At the Company's request, however, the holders agreed to convert the debentures during the quarter ending June 30, 2000. As an inducement to the debenture holders for this early conversion, the Company agreed to a premium that would be equivalent to the interest that would have been earned on the debentures during the third and fourth quarters of 2000. The premium was paid in the form of additional shares of Common Stock calculated at the conversion price of $2.85 per share. In accordance with the Statement of Financial Accounting Standards No. 84 (SFAS 84) (see "Liquidity and Capital Resources" below) this resulted in a debt conversion expense of $1,170,000, which was booked as a non-operating expense for the quarter ending June 30, 2000. In addition to the debt conversion expense, net interest income (expense) and other expenses was impacted by a reduction in the net interest income from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised over $35 million in net proceeds from our initial public offering. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). The debentures were due in September 2009 and bore interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). The debentures were convertible into Common Stock at the option of the respective holders at any time and would have been convertible into Common Stock at our option at any time after 2000. The conversion price was $2.85 per share. During the quarter ending June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal amounting to a face value of $18,100,000 plus accrued interest through June 30, 2000 of $594,000, into 6,559,310 shares of Common Stock. Upon the conversion, we paid a premium as an inducement to the holders equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of Common Stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of Common Stock. In accordance with the Statement of Financial Accounting Standards No.84 (SFAS 84), "Induced Conversion of Convertible Debt", when convertible debt is converted to equity securities of the debtor pursuant to an inducement offer, the debtor shall recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. Based on the closing price of the Company's Common Stock on June 30, 2000, and in accordance with SFAS 84, a debt conversion expense of $1,170,000 was incurred.

            In September 1999, at the time of Sprint's purchase of our debentures, we issued to Sprint warrants to purchase up to $8.4 million of additional convertible debentures (subject to Sprint scheduling the shipment of up to $10 million of products and services pursuant to purchase orders) which debentures will be convertible into up to 2,946,622 shares of our Common Stock on the same terms and conditions as the convertible debentures referred to above. Assuming as of June 30, 2000 that Sprint would exercise all of its purchase warrants, it would own 7,013,068 shares of our Common Stock, representing approximately 32.9% of the 21,259,845 shares of our Common Stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of June 30, 2000 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 22.3% of the 31,445,704 fully diluted shares of our Common Stock that would then be outstanding. In addition, under the terms of our agreements with Sprint, Sprint has substantial rights with respect to our corporate governance. Two of our five directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party.

         Net cash used in operating activities was $6,996,000 and $1,189,000 during the first half of 2000 and 1999, respectively. The net cash used in operating activities in the first half of 2000 was primarily the result of our net loss of $18,629,000, and an increase in accounts receivable of $1,326,000, offset by increases in other accrued liabilities (including an accrual for $2 million in connection with the Pacific Monolithics settlement), an increase of $5.9 million in non cash charges in connection with the issuance of Sprint purchase warrants (See "Revenue Recognition"), and $2.3 million in compensation recognized on the issuance of stock and the vesting of stock options. Net cash used in operating activities in the first half of 1999 was primarily due to our net loss of $7,742,000, partially offset by a reduction in inventories of $2,287,000 and an increase in non-cash charges.

         Net cash used in investing during the first half of 2000 and was $206,000 used for purchases of property and equipment (primarily computers, and engineering test equipment) and $1,166,000 for the purchase of short term investments. There were substantially no investing activities during the first half of 1999. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. The Company has received a proposal for equipment lease financing on terms which we believe are favorable and we are working with our existing bankers on the establishment of additional short term financing. At June 30, 2000, we did not have any material commitments for capital expenditures.

         Net cash provided by financing activities in the first half of 2000 was $463,000 compared to net cash used in financing activities of $197,000 during the first half of 1999. Net cash provided by financing activities during the first half of 2000 was primarily due to the exercise of stock options by employees and others offset by the repayment of capital lease obligations. Net cash used in financing activities in the first half of 1999 was primarily the result of repayment of capital lease obligations, partially offset by net proceeds from issuance of common stock resulting from the exercise of stock options.

         At June 30, 2000, our liquidity consisted of cash and cash equivalents of $5,489,000, short term investments of $1,166,000 and negative working capital of $450,000, including short-term investments. We have received an equipment lease financing proposal to cover up to $1 million in future equipment purchases but as of June 30, 2000, this proposal had not been finalized and no lease obligations had been incurred. We had no other available line of credit or other source of borrowings or financing but we are in discussion with our bankers regarding the arrangement of additional short term borrowing. Our principal indebtedness consisted of the $5.5 million in convertible debentures which will be payable beyond the next 12 months, although such amount would be payable immediately if the holder were to declare a default under the terms of such debentures. (See "Basis of Presentation"). While we believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure requirements through the end of year 2000, we may be required to cut back substantially on our expenditures if we do not raise additional capital this year. Even though we are seeking additional financing through equipment leasing and debt and may seek additional financing during 2000 through debt, equity, or through a combination of financing vehicles, there is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

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

          WE WILL NEED ADDITIONAL CAPITAL.

          Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September, we raised $18.1 million from the issuance and sale of convertible debentures, but we are losing money at a rate that will require us to raise additional capital to stay in business. While we believe we have sufficient capital to continue operations through the year 2000, we likely would be required to cut back substantially on our expenditures if we do not raise additional capital later this year. We have agreed with Sprint Corporation to manufacture and ship certain quantities of products this year, to assist Sprint in testing and installation of the products, to perform maintenance and other services and to develop certain new products and enhance existing products. This requirement and other orders that we have recently received will accelerate and increase our need for capital.

         Our ability to raise additional capital may be limited by a number of factors, including (i) Sprint's veto rights, right of first refusal and other substantial rights and privileges, (ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers, (iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues, (iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) uncertainty regarding our financial condition and results of operations, (vi) our history of heavy losses and (vii) the other risk factors referred to below. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital. We may not have sufficient capital or other resources necessary to meet the requirements of Sprint and other large customers in the future. Accordingly, we may be obliged to seek strategic alliances with other companies to assist in the development of further products and services. We might not be able to form such alliances at all or on terms that are beneficial for us.


         WE ARE LARGELY DEPENDENT ON SPRINT.

         In September 1999, Sprint invested $11 million by purchasing convertible debentures from us and acquired warrants to purchase additional convertible debentures. The warrants are in consideration for a commitment by Sprint to purchase $10 million of our products by the end of 2000. Sprint has acquired our principal wireless customers, and we expect that our future business will primarily come from wireless customers. Accordingly, our future business will be substantially dependent upon orders from Sprint or from companies selling to Sprint. Sprint is using our products in connection with the first phase of its roll-out of wireless Internet access services. We have only a small number of other customers.

         In connection with Sprint's investment in us, Sprint obtained substantial corporate governance rights. Two of our five directors are Sprint designees, and if Sprint exercised all its warrants (and if no one else did so), Sprint would own as of June 30, 2000, approximately 32.9% of our common stock on a beneficial ownership basis and 22.3% of our Common Stock on a fully diluted basis. Under the terms of our agreements with Sprint, we cannot issue any securities (with limited exceptions) or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

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

         WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

         We have not been profitable to date, and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses each year since then. Our accumulated deficit was $104,390,000 as of June 30, 2000 and $85,761,000 as of December 31, 1999. The
revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have experienced price pressure on sales of our products in the past and these pressures continue. We expect to incur losses for the foreseeable future.

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

         WE ARE LARGELY DEPENDENT ON THE WIRELESS MARKET, AN EMERGING MARKET SUBJECT TO UNCERTAINTIES.

          While in the past over half our sales have been to cable customers, we have been essentially shut out of the market for new installations by cable customers. The wireless industry has not adopted the Data Over Cable System Interface Specification (DOCSIS), a standard to which our products do not conform. While the DOCSIS standard has inhibited our sales to cable customer, it has not, to date, affected our ability to market to wireless system operators.

         The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic under-capitalization. Recent investments by Sprint and MCI in wireless operators are expected to have a significant effect upon the industry. One effect has been to attract major competitors. Cisco is testing high speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. It is a variant of OFDM. We face other major competition in the wireless market as well.

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

         The market for high-speed Internet access products is characterized by rapidly changing technologies and short product life cycles. The rapid development of new competing technologies increases the risk that the competitiveness of our products could be adversely affected. Future advances in technology may not be beneficial to, or compatible with, our business and products, and we might not be able to respond to the advances, or our response might not be timely or cost-effective. Market acceptance of new technologies and our failure to develop and introduce new products and enhancements to keep pace with technological developments could hurt our business.


         PARTICIPANTS IN THE WIRELESS INDUSTRY HAVE FORMED CONSORTIA WHICH WE HAVE NOT BEEN ALLOWED TO ENTER.

         Many firms, some of which are much larger than we are and some of which are small firms, are developing wireless products. These firms, including us, are not all using the same technological base and approach. In order to promote their products, the competing firms are seeking to develop consortia and other alliances that will promote their technology as the industry standard. If other technologies are adopted as the standard, our products could lose acceptance in the marketplace and our growth would be seriously impaired.

         On July 11, 2000, a group of six companies announced the creation of the Wireless DSL (wDSL) Consortium. The participating companies are Nortel Networks, Conexant Systems, Intel, ADC, Gigabit Wireless, and Vyyo. This consortium aims to promote an open-air interface that will be interoperable among multiple vendors. The consortium has decided to promote the Vyyo platform and the DOCSIS+ technology as its initial offering to the marketplace. Other companies may join the wDSL Consortium over time.

         The members did not invite us to join this consortium, and its creation is a market threat to our products. The consortium did not and does not intend to adopt Hybrid's technology. Should the marketplace choose to utilize the wDSL consortium products in the future, our business will be adversely affected. Additional companies may join this consortium if it expands and the adverse consequences would then be even more significant for our product development and technology. The (possible) continued collaboration of these large and small companies may result in development of new, additional products that may appear more attractive to providers than ours.

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

         Other principal competitors include ADC, which is currently offering the Vyyo (Phasecom) product and has credibility from its MMDS, WCS and UHF transmitter division (formerly known as ITS Corp.); COM21, which is attempting to adapt its proprietary cable system for wireless; Newbridge, which acquired much of Stanford Telecom, a manufacturer of QPSK products, and which has itself been acquired by Alcatel: and Nortel, which has developed products for the cable market, and has recently announced that it is developing products for the wireless market as well. Other competitors may be attracted by the recent capital infusion in the industry by Sprint and MCI. Some of our partners are major system integrators who could choose to develop their own designs in-house. Lucent has shown an interest in entering the industry.

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

         We have agreed with Sprint that in the future we will allow third parties to license our technology and offer products in competition with ours, using our technology. This could generate significant new competitive challenges for us. It might also not meet our objective of creating a defacto standard for working systems

         To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.


         WE FACE LITIGATION RISKS.

          Although we have settled litigation with the SEC and with Pacific Monolithics (see "Contingencies"), it is possible that we may be exposed to further litigation in the future. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our software or products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant

(Com21, Inc.) in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future and third parties may bring litigation against us challenging our patents.

         MARKET PRESSURE TO REDUCE PRICES HAS HURT OUR BUSINESS AND THE PRESSURE IS LIKELY TO INCREASE.

         The market has historically demanded increasingly lower prices for our products, and we expect downward pressure on the prices of our products to continue and increase. Customers wishing to purchase client modems generally must also purchase an Ethernet adapter for their computer. Our products are relatively expensive for the consumer electronics and the small office or home office markets. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. In a number of instances, the prices of our competitors' products are lower than ours. Sprint and other large scale customers have increased the downward pressure on our prices. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain of the components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have been negative until the fourth quarter of 1999, and which must substantially improve in order for us to operate profitably.

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

         We are dependent upon these and other key suppliers for a number of the components for our 64-QAM products. There is only one vendor for the 64-QAM demodulator semiconductors used in each of our new modem and WBR designs, and in past periods these semiconductors have been in short supply. The CCM and N type routers use BroadCom chip sets. The current WBR's use Libit chips. Hitachi is the sole supplier of the processors used in certain of our routers. The former Telecom Component Products Group of Standard Telecom (now part of Intel) is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

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

         Over the last year, the marketplace has consolidated so that our principal customers and potential customers are large telcos. This consolidation has greatly increased our selling expenses and lengthened our sales cycle.


         INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

         In the past, sales of our products outside of the United States have not represented a significant portion of our net sales, but this may be changing. In the second quarter of 2000, international sales accounted for 30% of our gross sales, compared to 1% in the second quarter of 1999. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers ( VAR's) or integrators. These VARS may not remain exclusive Hybrid distributors and will attempt rather to meet the needs of their customers. They also compete with each other in some areas so it may be difficult for Hybrid to protect its international distribution channels.

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

         We rely on a combination of patent, trade secret, copyrights and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

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

          Changes in previous decisions (filing window for 2-way licenses) by the FCC to open up MMDS spectrum to permit flexible use for upstream and downstream paths may adversely affect our future growth. If the FCC changes its decision to open the MMDS spectrum for full utilization, the future growth of the wireless industry could be limited.


         VOLATILITY OF OUR STOCK PRICE.

         The factors referred to in this "Risk Factors" section tend to cause our operating results to vary substantially from quarter to quarter. These fluctuations have adversely affected the prices of our Common Stock in the past and may adversely affect such prices in the future.

         Our Common Stock was delisted from the Nasdaq National Market and did not trade on Nasdaq between mid-June 1998 and July 6, 2000. The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

II.      OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of Shareholders of the registrant held on May 2, 2000, the Shareholders:

   1. Elected two Class I directors, one Class II director and two Class III directors for terms to expire at the Annual Meetings of Stockholders in 2001, 2002 and 2003, respectively.

                                                    FOR                  WITHHELD
                                                    ---                  --------
Timothy S. Sutton - Class I                      12,183,860               10,930
Theodore H. Schell- Class I                      12,183,010               11,780
James R. Flach- Class II                         12,185,010                9,780
Gary M. Lauder - Class III                       12,183,060               11,730
Michael E. Greenbaum - Class III                 12,173,567               21,223

   2.    Approved the Company's 1999 Stock Option Plan.

         FOR               AGAINST          ABSTAIN         NON-VOTE
         ---               -------          -------         --------
         6,568,788         187,509          21,273          5,417,220

   3.    Approved the Company's 1999 Officer Stock Option Plan.

         FOR               AGAINST          ABSTAIN         NON-VOTE
         ---               -------          -------         --------
         6,511,786         240,910          24,874          5,417,220

   4. Approved the appointment of Hein & Associates LLP as independent auditors for the fiscal year ending December 31, 2000.

         FOR               AGAINST          ABSTAIN
         ---               -------          -------
         10,945,901        1,233,196        15,693


  ITEM 5.  OTHER INFORMATION

   On July 25, 2000, Theodore H. Schell resigned from the board of directors.


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

        Exhibit No.       Description of Exhibit
           10.01           Purchase of Equipment and Services Agreement between Sprint/United Management Company and the Registrant dated May 1, 2000. (1)


          27.1            Financial Data Schedule

(1) Incorporated by reference to the Exhibits with the same number in the Company's current report on Form 8-K filed May 10, 2000.

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K have been filed by the Company since March 31, 2000.

         1. On May 10, 2000, the Company reported under Item 5 "Other Events" the entering into a Purchase of Equipment and Services Agreement with Sprint/United Management Company.

         2.   On July 13, 2000, the Company reported under Item 5 "Other
              Events":

              That on June 29, 2000 a settlement had been reached with the Securities and Exchange Commission (SEC) relating to the SEC's investigation of registrant.

              That on July 6, 2000 the registrant's common stock began trading on the Nasdaq National Market System.

                              HYBRID NETWORKS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000                           HYBRID NETWORKS, INC.



                                                 /s/ Michael D. Greenbaum

                                                 --------------------------
                                                 Michael D. Greenbaum
                                                 Chief Executive Officer


                                                 /s/ Judson W. Goldsmith

                                                 --------------------------
                                                 Judson W. Goldsmith
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)