Form 10-Q
period 2000-09-30
HYBRID NETWORKS INC
filed 2000-11-02
CIK 900091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


                                 Not Applicable
          ---------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at September 30, 2000:  21,672,537

                            HYBRID NETWORKS, INC.
                                   INDEX

PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.

       ITEM 1.   FINANCIAL STATEMENTS

              Unaudited Condensed Balance Sheets as
              of September 30, 2000 and December 31, 1999                                             3

              Unaudited Condensed Statements of Operations for the
              Three and Nine Months Ended September 30, 2000 and 1999                                 4

              Unaudited Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999                                           5

              Notes to Unaudited Condensed Financial Statements                                       6

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                 10

       ITEM 3.   QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                                                       24



PART II.  OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                                                   25

       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                           25

       ITEM 5.   OTHER INFORMATION                                                                   25

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                    25

SIGNATURES                                                                                           26


     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

 HYBRID NETWORKS, INC.
 UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

                                                                               September 30,     December 31,
                                                                                   2000             1999*
                                         ASSETS                                   -----------       -----------
Current assets:
     Cash and cash equivalents                                                       $  2,836          $ 13,394
     Accounts receivable, net of allowance for doubtful accounts
       of $200 in 2000 and 1999                                                         2,646             1,138
     Inventories                                                                        8,916             3,755
     Prepaid expenses and other current assets                                            640               234
                                                                                -------------     -------------
             Total current assets                                                      15,038            18,521
Property and equipment, net                                                             1,836             2,244
Intangibles and other assets                                                              331               387
                                                                                -------------     -------------
             Total assets                                                            $ 17,205          $ 21,152
                                                                                =============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Convertible debenture                                                             $  5,500          $  5,500
   Current portion of capital lease obligations                                            99               336
   Accounts payable                                                                     4,410             2,035
   Accrued liabilities and other                                                        5,619             4,623
                                                                                -------------     -------------
             Total current liabilities                                                 15,628            12,494
Convertible debentures - long term                                                          1            18,327
Capital lease obligations, less current portion                                             -                29
Other long-term liabilities                                                               129               122
                                                                                -------------     -------------
             Total liabilities                                                         15,758            30,972
                                                                                -------------     -------------
Contingencies

Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 2000 and 1999                                     -                 -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 21,672 shares in 2000
        and 11,481 shares in 1999.                                                         22                11
   Additional paid-in capital                                                         118,743            75,823
   Unrealized gain on available-for-sale securities                                        11               107
   Accumulated deficit                                                               (117,329)          (85,761)
                                                                                -------------    --------------
             Total stockholders' equity (deficit)                                       1,447            (9,820)
                                                                                -------------    --------------
             Total liabilities and stockholders' equity (deficit)                    $ 17,205          $ 21,152
                                                                                =============    ==============
*Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            ------------------------  ----------------------
                                                               2000         1999        2000         1999
                                                            -----------  -----------  ----------- -----------
 Gross sales                                                  $   5,788    $   3,319   $  12,362    $  10,854
 Sales discounts                                                    313            -       2,463          407
                                                             ----------   ----------  ----------   ----------
  Net sales                                                       5,475        3,319       9,899       10,447
 Cost of sales                                                    4,483        3,060      10,655       11,674
                                                            -----------  -----------  ----------   ----------
 Gross margin (loss)                                                992          259        (756)      (1,227)
                                                            -----------  -----------  ----------   ----------
 Operating expenses:
   Research and development                                       1,702          820       4,882        3,131
   Sales and marketing                                           10,573          356      15,694        1,377
   General and administrative                                     1,540        1,746       8,197        4,272
                                                            -----------  -----------  ----------   ----------
      Total operating expenses                                   13,815        2,922      28,773        8,780
                                                            -----------  -----------  ----------   ----------
        Loss from operations                                    (12,823)      (2,663)    (29,529)     (10,007)
 Interest income and other expense                                   80           33        (919)          50
 Interest expense                                                  (196)      (2,033)     (1,120)      (2,448)
                                                            -----------  -----------  ----------   ----------
        NET LOSS                                                (12,939)      (4,663)    (31,568)     (12,405)

 Other comprehensive loss:
   Unrealized gain on investments                                     -           21           -           21
   Realized gain on available-for-sale securities
          included in net loss                                      (30)           -         (96)           -
                                                            -----------  -----------  ----------   ----------
      Total comprehensive loss                                $ (12,969)   $  (4,642)  $ (31,664)   $ (12,384)
                                                                =======      =======      ======       ======

 Basic and diluted net loss per share                         $   (0.61)   $   (0.44)  $   (1.90)   $   (1.18)
                                                                =======      =======      ======       ======

 Shares used in basic and diluted per share calculation          21,352       10,637      16,624       10,539
                                                                =======      =======      ======       ======

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      ------------------------
                                                                                         2000         1999
                                                                                      -----------  -----------
 Cash flows from operating activities:
   Net loss                                                                             $ (31,568)   $ (12,405)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           841        1,014
      Sales discounts recognized on issuance of warrants                                   16,133          407
      Issuance of stock for settlement of litigation                                        2,000            -
      Compensation recognized on issuance of stock and stock options                        2,483          745
      Interest added to principal of convertible debentures                                   368            -
      Provision for excess and obsolete inventory                                            (862)         529
      Beneficial conversion of convertible debentures                                         149        1,826
      Change in unrealized gain on securities                                                 (96)           -
      Common stock issued to induce conversion of debentures                                1,170            -
      Change in assets and liabilities:
          Restricted cash                                                                       -          515
          Accounts receivable                                                              (1,509)       1,090
          Inventories                                                                      (4,298)       2,470
          Prepaid expenses and other assets                                                  (430)         326
          Accounts payable                                                                  2,375         (777)
          Other long term liabilities                                                           6           61
          Accrued liabilities and other                                                     2,301         (197)
                                                                                      -----------  -----------
        Net cash used in operating activities                                             (10,937)      (4,396)
                                                                                      -----------  -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                                        (353)          (3)
   Purchase of short term investments                                                           -       (8,991)
                                                                                      -----------  -----------
        Net cash used in investing activities                                                (353)      (8,994)
                                                                                      -----------  -----------
 Cash flows from financing activities:
   Repayment of capital lease obligations                                                    (265)        (355)
   Proceeds from issuance of convertible debenture                                              -       18,101
   Proceeds from exercise of stock options                                                    997          306
                                                                                      -----------  -----------
        Net cash provided by financing activities                                             732       18,052
                                                                                      -----------  -----------
 Increase (decrease) in cash and cash equivalents                                         (10,558)       4,662
 Cash and cash equivalents, beginning of period                                            13,394        3,451
                                                                                       ----------   ----------
 Cash and cash equivalents, end of period                                               $   2,836    $   8,113
                                                                                        =========    =========
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Common stock issued to settle class action liability                                 $   1,303    $       -
   Common stock issued upon conversion of convertible debentures                           18,694            -
   Discount for beneficial conversion feature of convertible debenture                          -        7,304
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                              678          622
   Income taxes paid                                                                            1            1

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000, and September 30, 1999, and the statements of cash flows for the nine months periods ended September 30, 2000, and September 30, 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999, condensed balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $117,329,000 as of September 30, 2000, and $85,761,000 as of December 31, 1999. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997, and over $18 million from the issuance and sale of convertible debentures in September 1999, the Company is losing money at a rate that will require it to raise additional capital in the near future.

          The Company expects to seek additional financing during 2000, through debt, equity or equipment lease financing or through a combination of financing vehicles. As of September 30, 2000, the Company had arranged a short term financing line of credit from their commercial bank on terms that we believe are favorable. The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and, ultimately, generating sufficient revenues to obtain profitable operations. There is no assurance that the Company will be successful in these efforts.

         As of September 30, 2000, the Company's liquidity consisted of cash and cash equivalents of $2,836,000 and negative working capital of $590,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures, the full amount of which was due beyond 12 months. Under the terms of the debentures, the Company may not make any plant or fixed capital expenditures in excess of $1,500,000, $2,500,000, $5,500,000 and $11,000,000 during the twelve months ended March 31, 1998, 1999, 2000 and 2001, respectively. The Company's capital expenditures exceeded the maximum capital expenditures allowed for the twelve months ended March 31, 1999. Consequently, the debt has been classified as a current liability in the accompanying financial statements as the holder has the right to declare a default under the convertible debenture at any time. While the Company believes that, with respect to its current operations, its cash balance, plus revenues from operations, non-operating cash receipts and short term bank financing will be sufficient to meet its working capital and expenditure requirements through the end of year 2000, it may be required to cut back substantially on its expenditures if it does not raise additional capital this year.

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

         Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed. For the nine months ended September 30, 2000, the Company had recognized $4,078,000 as revenue from sales to Sprint Corporation. As of September 30, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $10,232,000, of which $9,224,000 was in connection with shipments to Sprint and $1,008,000 was for shipments to other customers.

         In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants became exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company were at least $1 million. With each additional $1 million of scheduled shipments, Sprint is entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS
123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge will be recorded. The amount of such shipments scheduled during the nine months ended September 30, 2000, reached the $10,000,000 maximum and, based on the warrants' conversion ratio, this amount would give Sprint the right to exercise 2,946,622 shares of the Company's Common Stock under the warrants. The final value of this purchase right, using the Black-Scholes valuation model, was $16,133,000. Of this amount, $2,463,000 was recorded as a direct sales discount to offset recognized sales to Sprint. The balance of $13,670,000 was recorded as an operating expense of the Sales and Marketing department.

           The Company anticipates that it will not recognize revenue on its shipments of headend systems to Sprint as and when those shipments are made. That is because Sprint's orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months. As of September 30, 2000, the Company had recognized revenue in the amount of $207,000 relating to headend systems accepted by Sprint.

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

INVENTORIES

Inventories are comprised of the following (in thousands):

                                                                              September 30,      December 31,
                                                                                   2000              1999
                                                                                 --------          --------
Raw materials                                                                           $1,533           $2,251
Work in progress                                                                           951              190
Finished goods                                                                           6,432            1,314
                                                                                    ----------       ----------
                                                                                        $8,916           $3,755
                                                                                    ==========       ==========

         The allowance for excess and obsolete inventory was $1,980,000 and $2,842,000 on September 30, 2000, and December 31, 1999, respectively. The allowance for excess and obsolete inventory includes a reserve reflecting the lower of cost or market price for modem inventory to be shipped to Sprint pursuant to the Sprint purchase contract. The amount of the reserve with respect to modem inventory was $93,000 and $402,000 on September 30, 2000, and December 31, 1999, respectively.

CONTINGENCIES

         SEC INVESTIGATION

         By a subpoena to the Company in October 1998, the Securities and Exchange Commission, Division of Enforcement ("SEC"), requested that the Company provide a wide variety of documents to the SEC. The Company produced numerous documents in response to the subpoena. In addition, the SEC took the testimony of numerous current and former employees of the Company.

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

PACIFIC MONOLITHICS LAWSUIT

         In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and filed suit as debtor-in-possession) filed an action in Santa Clara County Superior Court, California, against the Company, two of its directors, four former directors (one of whom was subsequently dismissed from the litigation), a former officer and the Company's former auditors. The lawsuit concerned an agreement that the Company entered into in March 1998, to acquire Pacific Monolithics through a merger. The merger was never consummated. The Complaint alleged that the Company induced Pacific Monolithics to enter into the agreement by providing it with false and misleading financial statements, by making other representations concerning the Company's financial condition and results of operations, which were also false and misleading, and further alleged that the Company wrongfully failed to consummate the acquisition. The Complaint stated causes of action against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing, and against all defendants, claims for fraud and negligent misrepresentation. The Complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted the Company's Motion to Compel Arbitration in respect to each defendant except for the Company's former auditors, and stayed the lawsuit pending the outcome of the arbitration.

           In October 1999, the plaintiff filed a Demand for Arbitration against the Company and each individual defendant except for the Company's former auditors with the San Francisco office of the American Arbitration Association. In the Demand, Pacific Monolithics alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The Demand sought unspecified compensatory and punitive damages, pre-judgment interest and attorneys' fees and costs. In November 1999, the Company and each individual defendant other than the Company's former auditors answered the Demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing was scheduled to commence on September 7, 2000.

          On July 7, 2000, the Parties participated in a mediation of the dispute in San Jose, California before the Honorable (Ret.) Peter Stone of JAMS. The mediation resulted in a Stipulation for Settlement of the litigation. The Parties formalized the terms of settlement by entering a Settlement Agreement & Mutual General Release and Covenant Not to Sue (the "Agreement") dated August 21, 2000. The Company's former auditors also joined in the Agreement.

         Pursuant to the terms of the Agreement, in full settlement and compromise of all of Pacific Monolithics' claims against the Company and its current and former officers and directors, and in exchange for Pacific Monolithics full release thereof, the Company agreed to deliver to Pacific Monolithics the total sum of 213,333 shares of the Company's common stock, valued at $2,000,000.00 as of July 7, 2000.

         The Company delivered 213,333 shares of its common stock to Pacific Monolithics on September 14, 2000. On September 19, 2000, the Company filed, and the Santa Clara Superior Court entered, a Request for Dismissal with Prejudice of the lawsuit.

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

OVERVIEW

   GENERAL

         Hybrid Networks, Inc., headquartered in San Jose, CA, is the worldwide leader in MMDS fixed broadband wireless Internet-access systems. Hybrid designs, develops, manufactures and markets fixed broadband wireless systems that enable telecommunications companies, wireless systems operators and network providers to offer high-speed Internet access to businesses and residences. Hybrid was first to market with patented two-way wireless products that focus on the MMDS spectrum and WCS spectrum in the United States and similar spectrum abroad. The company's customers include Sprint, WorldCom, Look Communications and Andrew Corp. With systems in place in more than 64 markets worldwide, Hybrid is part of more fixed broadband wireless deployments than all of its competitors combined.

         Since 1996, our principal product line has been the Hybrid Series 2000, which consists of secure headend routers, wireless and cable routers and management software for use with either wireless transmission or cable TV facilities. To date, net sales include principally product sales and support and networking services.

         Our products have been sold primarily in the United States, although international sales have been increasing. A small number of customers have accounted for a substantial portion of our net sales, and we expect this trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and annual basis. The sales cycle for our products has been lengthy, and we expect it to become longer as our customer base becomes increasingly concentrated in a few large customers. Potential sales are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

         The market for high-speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, and evolving industry standards. The wireless industry has not adopted the Data Over Cable System Interface Specification ("DOCSIS"). Various vendors have formed consortia to promote conflicting standards such as DOCSIS+, Orthogonal Frequency Division Multiplexing ("OFDM"), and other variants for wireless markets. Our products use DOCSIS chips with major proprietary enhancements that do not conform to standards. We have made the commitment to our customers that we will provide an open interface for other vendors to build customer premises equipment. This will enable them in the future to reduce the cost for customer-provided equipment by integrating the wireless broadband router and the transceiver. The DOCSIS standard has inhibited our sales to cable customers, and we sell only to maintain or add on to existing systems. Our ability to develop and offer competitive products on a timely basis could have a material effect on our business. The market for our products has historically experienced significant price erosion over the life of a product, and we have experienced and expect to continue to experience pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. Further, we anticipate that in the future the sales mix of our products will be increasingly weighted toward lower-margin products, thereby adversely affecting our gross margins.


REVENUE RECOGNITION

         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We generally recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with either acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied according to the contract. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. For the nine months ended September 30, 2000, we had recognized revenue from sales to Sprint Corporation in the amount of $4,078,000. As of September 30, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $10,232,000, of which $9,224,000 was in connection with shipments to Sprint and $1,008,000 was for shipments to other customers.

         We anticipate that we will not recognize revenue on our shipments of headend products to Sprint as and when those shipments are made. That is because Sprint orders are generally subject to testing and acceptance procedures. Revenue will not be recognized unless and until those procedures are completed and the products are accepted, which could take a number of months.

         Maintenance system support and service contracts are sold separately from hardware and software. Maintenance revenue is recognized ratably over the term of the maintenance system support and service contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

         In September 1999, Sprint committed to purchase $10 million of the Company's products subject to certain conditions. In connection with Sprint's commitment, the Company issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our Common Stock at $2.85 per share. Ten percent of the warrants became exercisable on the scheduled shipment dates when aggregate scheduled shipments of products and services pursuant to purchase orders submitted by Sprint to the Company were at least $1 million. With each additional $1 million of scheduled shipments, Sprint will be entitled to exercise an additional 10% of the warrants until the aggregate scheduled shipments is $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS
123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge will be recorded. The amount of such shipments scheduled during the nine months ended September 30, 2000, reached the $10,000,000 maximum and, based on the warrants' conversion ratio, this amount would give Sprint the right to exercise 2,946,622 shares of the Company's Common Stock under the warrants. The final value of this purchase right, using the Black-Scholes valuation model, was $16,133,000. Of this amount, $2,463,000 was recorded as a direct sales discount to offset recognized sales to Sprint. The balance of $13,670,000 was recorded as an operating expense of the Sales and Marketing department. No additional amounts will be recorded as an offset to revenue, or as an expense, insofar as the warrants have fully vested.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by the items in our statements of operations for the periods indicated:

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                             -------------------------- -----------------------
                                                                2000         1999          2000         1999
                                                             ------------------------     ----------  ----------
Gross Sales                                                       100.0%        100.0%        100.0%      100.0%
Sales Discounts                                                     5.4%          0.0%         19.9%        3.7%
                                                              ----------    ----------    ----------  ----------
Net Sales                                                          94.6%        100.0%         80.1%       96.3%

Cost of sales                                                      77.4%         92.2%         86.2%      107.6%
                                                              ----------    ----------    ----------  ----------
     Gross margin                                                  17.2%          7.8%         -6.1%      -11.3%
                                                              ----------    ----------    ----------  ----------
Operating expenses
     Research and development                                      29.4%         24.7%         39.5%       28.8%
     Sales and marketing                                          182.7%         10.7%        127.0%       12.7%
     General and administrative                                    26.6%         52.6%         66.3%       39.4%
                                                              ----------    ----------    ----------  ----------
        Total operating expenses                                  238.7%         88.0%        232.8%       80.9%
                                                              ----------    ----------    ----------  ----------
           Loss from operations                                  -221.5%        -80.2%       -238.9%      -92.2%

Interest income and other expense, net                              1.3%          1.0%         -7.4%        0.5%
Interest expense                                                   -3.4%        -61.3%         -9.0%      -22.6%
                                                              ----------    ----------    ----------  ----------
        Net loss                                                 -223.6%       -140.5%       -255.3%     -114.3%
                                                              ==========    ==========     =========   =========

         NET SALES

         Gross revenue was $5,788,000 for the quarter ended September 30, 2000, compared to $3,319,000 for the same quarter in 1999. Gross revenue was $12,362,000 for the nine months ended September 30, 2000, and $10,854,000 for the nine months ended September 30, 1999. Net revenue was $5,475,000 for the quarter ended September 30, 2000, compared to net revenue of $3,319,000 for the same quarter of 1999. For the nine months ended September 30, 2000, and September 30, 1999, net revenue was $9,899,000 and $10,447,000, respectively. Non-cash sales discounts in connection with shipments to Sprint during the quarter ended September 30, 2000, (described under the heading "Revenue Recognition" above) were $313,000. Non-cash sales discounts in the quarter ended September 30, 1999, were zero. Non-cash sales discounts for the nine months ended September 30, 2000, were $2,463,000 compared with $407,000 for the same period in 1999. Growth in revenues for the three and nine month periods of 2000 compared to the same periods in 1999 is primarily due to the increased sales of fixed broadband wireless equipment.

         The following table provides information regarding the respective amounts of shipments of products and services and net sales by quarter for 1999 and the first three quarters of 2000.

                        1999                         2000

                Q1      Q2       Q3     Q4      Q1      Q2       Q3
              ------  ------  -------  -----  ------  ------  -------
Shipments       3,965   3,501   2,980  1,808  2,464   7,394   12,254
Net sales       4,123   3,005   3,319  2,569  1,677   2,747    5,475


         We shipped $8,115,000 in products and services to Sprint during the quarter ended September 30, 2000. Of this amount, $1,987,000 was recognized as immediate revenue since it was not subject to testing and acceptance procedures. The balance of $6,128,000 was subject to testing and acceptance procedures and has not yet been recognized as revenue as of September 30, 2000. $313,000 of the recognized Sprint revenue for the quarter has been offset by a sales discount related to the equipment purchase agreement with Sprint (see "Revenue Recognition"). In addition to the shipments to Sprint, we shipped $4.1 million in products and services to customers other than Sprint during the quarter ended September 30, 2000. Revenue recognized during the quarter ended September 30, 2000 for customers other than Sprint included amounts based on shipments made during the current quarter and, primarily, on shipments made in prior quarters.

         The total shipments to Sprint and other customers not recognized as revenue due to acceptance, right of return issues and distributor sales at September 30, 2000, was $10,232,000. We believe that the shipments made prior to September 30, 2000, as to which our customers have acceptance criteria or return rights will, ultimately, be recognized as revenue. However, it is possible that the customer will determine that the criteria are not satisfied or that return rights will be exercised. In such cases, the underlying amount of potential gross revenue will not be recognized.

         For the three months ended September 30, 2000, broadband wireless systems operators and cable system operators accounted for 92% and 8% of gross sales, respectively. During the same period in 1999, broadband wireless system operators accounted for 43% of gross sales and cable system operators and ISPs accounted for 57% of gross sales. Three customers accounted for 34%, 24% and 23% of gross sales during the third quarter of 2000, compared to three customers who accounted for 33%, 24% and 12% of gross sales during the third quarter of 1999. International sales (primarily to a Canadian customer in 2000) accounted for 24% of gross sales during the three months ended September 30, 2000 and 9% for the comparable period in 1999.

         GROSS MARGIN. For the three months ended September 30, 2000, and excluding the non-cash sales discount of $313,000, gross margin would have been $1,305,000 or 22.5% of gross recognized sales, a 403.8% increase over the comparable quarter in 1999. Gross margin on recognized revenue after deduction of non-cash sales discounts was 17.2% and 7.8% of gross sales for the quarters ended September 30, 2000, and 1999, respectively.

         For the nine months ended September 30, 2000 and excluding the non-cash sales discount of $2,463,000, gross margin would have been $1,707,000 or 13.8% of gross recognized sales, a 308.2% increase over the comparable period in 1999. Gross margin on recognized revenue after deduction of non-cash sales discounts was a negative 6.1% and a negative 11.3% of gross sales for the nine months ended September 30, 2000, and 1999, respectively.


         RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing headend and software development expenses as well as design expenditures associated with new product development, new product production, manufacturing cost reduction programs and improvements in the manufacturability of existing products. Research and development expenses increased 107.6% to $1,702,000 for the quarter ended September 30, 2000, from $820,000 for the quarter ended September 30, 1999. Research and development expenses as a percentage of gross sales were 29.4% and 24.7% for the third quarters of 2000, and 1999, respectively, and were 39.5% and 28.8% for the first nine months of 2000, and 1999, respectively. Personnel and outside consultant costs increased by $682,000 during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Outside consultants are used to accelerate the time to market of specific projects in order to meet customer requirements. During the three months ended September 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in research and development amounted to $87,000.

         SALES AND MARKETING. Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. The largest component of the sales and marketing expense for the third quarter of 2000, was the non-cash charge of $9,877,000 resulting from scheduled shipments to Sprint during the quarter and the effect of those shipments on a portion of warrants we issued to Sprint in September 1999. This charge and the related sales discount are described under the heading "Revenue Recognition" above. Excluding non-cash charges related to the Sprint purchase warrants (See Revenue Recognition above), sales and marketing expenses increased 95.5% to $696,000 for the quarter ended September 30, 2000, from $356,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, such sales and marketing expenses increased 47.0% to $2,024,000 from $1,377,000 for the nine months ended September 30, 1999. Sales and marketing expenses, excluding the non-cash charges related to the Sprint purchase warrants, as a percentage of gross sales were 12.0% and 10.7% for the third quarters of 2000, and 1999, respectively and 16.4% and 12.7% for the first nine months of 2000, and 1999, respectively. Excluding the non-cash charges from the Sprint warrants, the increase in sales and marketing expenses for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999 was because of the continued expansion of our sales and marketing activity compared to prior periods. During the three months ended September 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in sales and marketing amounted to $10,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel compensation, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses decreased 11.8% to $1,540,000 for the quarter ended September 30, 2000, from $1,746,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 91.9% to $8,197,000 from $4,272,000 for the nine months ended September 30, 1999. General and administrative expenses as a percentage of gross sales were 26.6% and 52.6% for the third quarters of 2000, and 1999, respectively and 66.3% and 39.4% for the first nine months of 2000, and 1999, respectively. The large increase in general and administrative expenses for the nine months ended September 30, 2000, compared to the similar period in 1999, was due in large part to the $2 million settlement and the related legal fees in connection with the settlement reached in the Pacific Monolithics matter during the second quarter of 2000. (see "Contingencies" above) and a charge of $1.3 million in the first quarter of 2000 in connection with a separation agreement entered into with a former director. During the three months ended September 30, 2000, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in administration amounted to $66,000.

         INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest expense of $116,000 for the three months ended September 30, 2000, compared to net interest expense of $2,000,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we incurred net interest expense of $2,039,000 compared to net interest expense of $2,398,000 for the nine months ended September 30, 1999. The decrease in net interest expense for the three months ended September 30, 2000, compared to the similar period in 1999, was due primarily to the $1.8 million interest charge taken during the 1999 period in connection with the amortization of a deemed discount related to the $18.1 million convertible debentures which were issued in August 1999. The debentures were converted to common stock in June 2000. Net interest income (expense) and other expenses were affected by a reduction in the net interest income from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised over $35 million in net proceeds from our initial public offering. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). The debentures were due in September 2009, and bore interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). The debentures were convertible into Common Stock at the option of the respective holders at any time and would have been convertible into Common Stock at our option at any time after 2000. The conversion price was $2.85 per share. During the quarter ended June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal amounting to a face value of $18,100,000, plus accrued interest through June 30, 2000, of $594,000, into 6,559,310 shares of Common Stock. Upon the conversion, we paid a premium as an inducement to the holders equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of Common Stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of Common Stock.

         In September 1999, at the time of Sprint's purchase of our debentures, we issued to Sprint warrants to purchase up to $8.4 million of additional convertible debentures (subject to Sprint scheduling the shipment of up to $10 million of products and services pursuant to purchase orders) which debentures will be convertible into up to 2,946,622 shares of our Common Stock on the same terms and conditions as the convertible debentures referred to above. Assuming as of September 30, 2000, that Sprint would exercise all of its purchase warrants, it would own 7,013,068 shares of our Common Stock, representing approximately 28.5% of the 24,619,159 shares of our Common Stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of September 30, 2000, all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 21.8% of the 32,117,489 fully diluted shares of our Common Stock that would then be outstanding. In addition, under the terms of our agreements with Sprint, Sprint has substantial rights with respect to our corporate governance. Two of our directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party.

         Net cash used in operating activities was $10,937,000 and $4,396,000 during the first nine months of 2000 and 1999, respectively. The net cash used in operating activities in the first nine months of 2000, was primarily the result of our net loss of $31,568,000, which was offset in part by an increase in the sales discounts recognized on the issuance of warrants. Inventories increased during the period by $4,298,000. Net cash used in operating activities in the first nine months of 1999 was primarily due to our net loss of $12,405,000, partially offset by a reduction in inventories of $2,470,000, a reduction in accounts receivable of $1,090,000 and an increase in non-cash charges and compensation charges recognized on the grant of stock options to employees.

         Net cash used in investing activities during the first nine months of 2000 was $353,000 which was due to the purchases of property and equipment (primarily computers, and engineering test equipment). Net cash used in investing activities in the first nine months of 1999, was $8,994,000 for the purchase of short-term investments. In the past, we have funded a portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. The Company expects to continue to explore these and other financing alternatives in the future. At September 30, 2000, we did not have any material commitments for capital expenditures.

         Net cash provided by financing activities in the first nine months of 2000, was $732,000 compared to net cash provided by financing activities of $18,052,000 during the first nine months of 1999. Net cash provided by financing activities during the first nine months of 2000, was primarily due to the exercise of stock options by employees and others offset by the repayment of capital lease obligations. Net cash provided by financing activities in the first nine months of 1999, was primarily the result of the issuance in September 1999, of convertible debentures in the principal amount of $18,101,000 referred to above.

         As of September 30, 2000, our liquidity consisted of cash and cash equivalents of $2,836,000 and negative working capital of $590,000. The Company has arranged a short-term financing line of credit with its commercial bank on terms that we feel are favorable. Our principal indebtedness consisted of the $5.5 million in convertible debentures that will be payable beyond the next 12 months. Under the terms of the debenture, we may not make any plant or fixed capital expenditures in excess of $1,500,000, $2,500,000, $5,500,000, and
$11,000,000 during the twelve months ending March 31, 1998, 1999, 2000 and 2001, respectively. Our capital expenditures exceeded the maximum capital expenditures allowed for the twelve months ended March 31, 1999. Consequently, the debt has been classified as a current liability in the accompanying financial statements as the holder has the right to declare a default under the convertible debenture at any time. While we believe that, with respect to our current operations, our cash balance, plus revenues from operations, non-operating cash receipts and short term bank financing will be sufficient to meet our working capital and expenditure requirements through the end of year 2000, we may be required to cut back substantially on our expenditures if we do not raise additional capital this year. Even though we have secured additional financing through a short term bank line of credit and may seek additional financing during 2000, through debt, equity, or through a combination of financing vehicles, there is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.


SEASONALITY AND INFLATION

         We do not believe that our business is seasonal or is impacted by inflation.

RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q BEFORE INVESTING IN OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OCCUR, OR IF OTHERS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED AND THE PRICE OF OUR COMMON STOCK COULD DECLINE.

          WE WILL NEED ADDITIONAL CAPITAL.

          Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures, but we are losing money at a rate that will require us to raise additional capital to stay in business. While we believe we have sufficient capital to continue operations through the year 2000, we likely would be required to cut back substantially on our expenditures if we do not raise additional capital later this year. We have agreed with Sprint Corporation to manufacture, ship, test, install and perform maintenance on certain quantities of our products this year. In addition, we have agreed to provide other services including enhancing our existing products and developing certain new products. This agreement with Sprint and other orders that we have recently received will increase our need for capital.

         Our ability to raise additional capital may be limited by a number of factors, including (i) Sprint's veto rights, right of first refusal and other substantial rights and privileges, (ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers, (iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues, (iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) uncertainty regarding our financial condition and results of operations, (vi) our history of heavy losses and (vii) the other risk factors referred to below. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital. We may not have sufficient capital or other resources necessary to meet the requirements of the Sprint agreement and other large customers in the future. Accordingly, we may need to seek strategic alliances with other companies to assist in the development of new products and services. We might not be able to form such alliances at all or on terms that are beneficial for us.


         WE ARE LARGELY DEPENDENT ON SPRINT.

         In September 1999, Sprint purchased from us some convertible debentures with an aggregate value of $11 million and pursuant to that agreement we also issued to Sprint some warrants to purchase additional convertible debentures. The warrants were issued in consideration for a commitment by Sprint to purchase $10 million of our products by the end of the calendar year 2000. We expect that our future business will primarily come from wireless customers and Sprint has acquired or controls our principal wireless customers. Accordingly, our future business will be substantially dependent upon orders from Sprint or from companies selling to Sprint. Sprint is currently using our products in connection with its initial offering of wireless Internet access services. We have only a small number of other customers.

          Sprint also possesses substantial corporate governance rights. By virtue of the various agreements in connection with the purchase of $11 million in convertible debentures, Sprint may designate two directors of the Board. Under the terms of our agreements with Sprint, we cannot issue any securities (with limited exceptions) or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party. Furthermore, if Sprint exercises all its warrants (and assuming that no other warrant holders exercise), Sprint would own as of September 30, 2000, approximately 28.5% of our common stock on a beneficial ownership basis and 21.8% of our common stock on a fully diluted basis. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

         We have entered into an equipment purchase agreement with Sprint whereby Sprint has agreed to purchase an aggregate value of $10 million of our products and services subject to certain conditions. The equipment purchase agreement does not require Sprint to make any additional purchases, but it imposes substantial requirements on us. We must meet Sprint's schedule for the manufacture and shipment of products; we must develop certain new products and enhance existing products according to Sprint's schedule and specifications; we must perform substantial installation and maintenance services; and we have agreed to the "open architecture" principle whereby we will license our technology to qualified third parties. In addition, Sprint's obligation to purchase our products is subject to extensive testing and acceptance procedures. If we fail to meet the requirements of the agreement, we could be subject to heavy penalties, including the obligation to license our intellectual property rights to Sprint on a royalty-free basis.

         WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

         We have not been profitable to date, and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year to date. Our accumulated deficit was $117,329,000 as of September 30 2000 and $85,761,000 as of December 31, 1999.
The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have experienced price pressure on sales of our products in the past and these pressures continue. We expect to incur losses for the foreseeable future.

         WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS, DEVELOP ENHANCEMENTS FOR OUR EXISTING PRODUCTS AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST, AND WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

         In order to meet the existing and future demands of the broadband wireless and cable markets, we must develop new products and enhance our existing products. In addition, Sprint and other potential large scale customers will require us to demonstrate that our system can be successfully deployed on a much larger scale than it has been in the past. We might not be able to meet these challenges.

         WE ARE LARGELY DEPENDENT ON THE BROADBAND WIRELESS MARKET, AN EMERGING MARKET SUBJECT TO UNCERTAINTIES.

         Historically over half our sales have been to cable customers. We have been, as expected, essentially shut out of the market of new installations for cable customers by the general adoption of the Data Over Cable System Interface Specification ("DOCSIS"). This is a standard to which our products do not conform. The wireless industry has not adopted DOCSIS. Accordingly, the DOCSIS standard has inhibited our sales to cable customers, but it has not, to date, affected our ability to market to wireless system operators.

         The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic under-capitalization. Recent investments by Sprint and MCI in wireless operators had a significant effect upon the industry. One effect has been to attract major competitors. Cisco is testing high speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. It is a variant of OFDM. We face other major competition in the wireless market as well.

         The wireless industry also competes with other technologies such as cable and DSL, to provide high-speed Internet access. Cable companies providing Internet access and telephone companies providing Internet access through DSL service are expanding into areas that were previously considered commercially reachable only by wireless service. The principal disadvantage of wireless cable is that it requires a direct line of sight between the wireless cable system operator's antenna and the customer's location. Physical interruptions such as buildings, trees or uneven terrain can interfere with reception, thus limiting broadband wireless system operators' customer bases. In addition, wireless customers face a number of licensing and regulatory restrictions.

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

         EVOLVING INDUSTRY STANDARDS, COMPETING TECHNOLOGIES AND TECHNOLOGICAL CHANGES MAY HURT OUR BUSINESS.

         Our products are not in compliance with the DOCSIS standard that has been adopted by cable operators or with the DAVIC standard that is supported in Europe. The emergence of these standards has hurt our cable business, and the adoption of wireless industry standards in the future could also have a similar adverse effect.

         The market for high-speed Internet access products is characterized by rapidly changing technologies and short product life cycles. The rapid development of new competing technologies increases the risk that our products could be rendered uncompetitive. Future advances in technology may not be beneficial to, or compatible with, our business and products, and we might not be able to respond to the changes in technology, or our response might not be timely or cost-effective. Market acceptance of new technologies and our failure to develop and introduce new products and enhancements to keep pace with technological developments could hurt our business.

         PARTICIPANTS IN THE WIRELESS INDUSTRY HAVE FORMED CONSORTIA WHICH WE HAVE NOT BEEN ALLOWED TO ENTER.

         Some firms that are developing broadband wireless systems and products are much larger than we are. These firms and other smaller firms are not all using the same technological base and approach. In order to promote their products, these competing firms are seeking to develop consortia and other alliances to promote their technology as the industry standard. If other technologies are adopted as the standard, our products could lose acceptance in the marketplace and our growth would be seriously impaired.

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

         We were not invited to join this consortium, and its existence is a market threat to our products. The consortium does not intend to adopt Hybrid's technology. Should the marketplace choose to adopt the wDSL consortium products as the industry standard, our business will be adversely affected. Additional companies may join this consortium if it expands and the adverse consequences would then be even more significant for our product development and technology. The (possible) continued collaboration of these large and small companies may result in development of new, additional products that may appear more attractive to providers than ours.

         WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

         Our market is intensely competitive, and we expect even more competition in the future. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers, than we have. One of our principal competitors, Cisco, has recently announced that it has a competitive wireless technology that will provide superior cost/benefit performance and will operate successfully in environments in which it is difficult to obtain a clear line of sight as well as environments with multipath interference (around buildings, flat roofs and water, for example). Although we believe Cisco has not yet installed a commercially operating system using this technology, we cannot assure you that it will not do so or that Cisco's system will not provide benefits superior to ours. Gigabit Wireless also has a product under development which we believe has some meaningful similarities to Cisco's product.

         Other principal competitors include ADC and Nortel. ADC has offered the Vyyo (FORMERLY Phasecom) product and has market and technology credibility from its MMDS, WCS and UHF transmitter division. ADC recently announced the acquisition of Broadband Access Systems, a leading head-end vendor for cable. Nortel has products for cable and has a strong sales position and credibility because of their networking, network management and fiber optic transmission products.

         Other competitors include COM21, which is attempting to adapt its proprietary cable system for wireless; Alcatel, which has acquired Newbridge and much of Stanford Telecom, a manufacturer of QPSK products. There are several other small companies attracted by the recent capital infusion in the industry by Sprint and MCI. In addition, Lucent has shown an interest in entering the industry and Motorola has shown an interest as well.

         Telephone companies are learning to provide forms of DSL service over existing telephone wires. They are also working with computer vendors to have DSL cards installed when the computers are manufactured, thereby reducing the telephone companies' distribution costs. DSL and cable Internet access companies are continuing to expand the reach of their services, thereby providing direct competition for wireless even in areas that were previously considered too remote for economical access via DSL or cable.

         We have agreed with Sprint that in the future we will allow third parties to license our technology and offer products in competition with ours, using our technology. This could generate significant new competitive challenges for us. It might also not meet our objective of creating a defacto standard for working systems.

         Our business depends upon the technical success and working relationships of our allies producing other parts of the system. As an example, one transceiver must be installed for each Hybrid Wireless Broadband Router. California Amplifier has the major share of the transceiver market in Sprint and many other accounts. Other vendors such as Andrew or TSI might not be able to instantly meet the demand if California Amplifier had problems. Transmitters are produced by three vendors and the vendor is often chosen because their product already matches the transmitters in place when the spectrum is acquired. Two transmitter producers, Thomcast and EMCEE, resell Hybrid products. Many of the Sprint deployments use transmitters produced by ADC, a competitor to Hybrid. The head end downconverters and antennas are produced by this same group of companies. Andrew Corporation supplies transmitter antennas. We have been successful in asking customers to buy direct from our allied vendors so that we can be impartial but there is no guarantee that this virtual integrator approach can continue.

         To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.

         WE FACE LITIGATION RISKS.

         Although we have settled litigation with the SEC and with Pacific Monolithics (see "Contingencies"), it is possible that we may be exposed to further litigation in the future. Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of our patents and to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs as well as a diversion of managerial resources and attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and they may claim that our products infringe upon their proprietary rights. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, as well as harm to our business, including having to enter into royalty and license agreements that may have terms that are disadvantageous to us. If litigation is successful against us, it could result in the invalidation of our proprietary rights and our incurring liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future and third parties may institute litigation against us challenging the validity of our patents. We may also face litigation over other aspects of our business, including employment or other commercial matters that, if concluded in a manner adverse to us, could adversely affect our operating results and financial condition.

         MARKET PRESSURE TO REDUCE PRICES HAS HURT OUR BUSINESS AND THE PRESSURE IS LIKELY TO INCREASE.

         Historically, the market has demanded increasingly lower prices for our products, and we expect downward pressure on the prices of our products to continue and increase. Our products are relatively expensive for the consumer electronics and the small office or home office markets. For example, customers who purchase one of our modems must usually also purchase an Ethernet adaptor. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. In a number of instances, the prices of our competitors' products are lower than ours. Sprint and other large-scale customers have increased the downward pressure on our prices. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain of the components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have historically been negative and which must substantially improve in order for us to operate profitably.

         WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON SINGLE-SOURCE COMPONENTS, AND SOME OF THE COMPONENTS ARE BECOMING OBSOLETE.

         Our Series 2000 client routers and Wireless Broadband Routers are manufactured only by Sharp, and we plan to have Sharp manufacture our new Wireless Broadband Router as well. Our decision not to develop alternative manufacturing sources has adversely affected our ability to reduce the manufacturing costs of our modems despite competitive pressures that have caused us to reduce our selling prices. We expect downward pressure on the prices of our products to continue. In order for us to compete effectively in the sale of products, we will need to further reduce our prices, and the underlying costs. As long as Sharp is the only manufacturing source of our routers, our ability to reduce the manufacturing costs may be limited.

         We have subcontractors for the standard components and subassemblies for our headend products. Standard components include the Sun Microsystems Sparc workstation and its Sun Operating System ("OS"); and Intel's Ethernet cards and processors. Our CyberMaster Downstream Router ("CMD") and CyberMaster Upstream Router ("CMU") use Intel's computer cards installed in standard rack-mounted backplans from Industrial Computer Source that are configured to our specifications. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

         We are dependent upon these and other key suppliers for a number of the components for our 64-QAM products. There is only one vendor for the 64-QAM demodulator semiconductors used in each of our new modem and Wireless
Broadband Router ("WBR") designs, and in past periods these semiconductors have been in short supply. The current WBRs use Texas Instruments chips.
Hitachi is the sole supplier of the processors used in our WBRs. Intel is currently the sole supplier for demodulator assemblies used in our CMU products. In addition, certain of our products use chips manufactured by National Semiconductor that have been discontinued. While National
Semiconductor has continued to supply these chips to us, there is no assurance that they will do so indefinitely. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our cost for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could hurt our business.

         Our CyberManager 2000 Router is built on the Sparc /Sun workstation computer, which Sun is no longer producing. As an interim measure, we have been purchasing re-manufactured substitute units from a third party, but Sun is not supporting them. Accordingly, we are in the process of testing modified software to be able to use another workstation, and there is no assurance that we will be able to launch this product successfully.

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

         Over the last year, the marketplace has consolidated so that our principal customers and potential customers are large service providers including telecom companies. This consolidation has greatly increased our selling expenses and lengthened our sales cycle.

         INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

         In the past, sales of our products outside of the United States have not represented a significant portion of our net sales, but this may be changing. In the third quarter of 2000, international sales accounted for 24% of our gross sales, compared to 9% in the third quarter of 1999. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers ("VARs") or integrators. These VARs may not remain exclusive Hybrid distributors and will attempt rather to meet the needs of their customers. They also compete with each other in some areas so it may be difficult for Hybrid to protect its international distribution channels. In addition, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will be dependent on our VARs to develop compliant transceivers and transmitters, which may slow deployment in some international markets.

         WE DEPEND ON KEY PERSONNEL AND HIRING AND RETAINING QUALIFIED EMPLOYEES IS DIFFICULT.

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

         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

         We rely on a combination of patent, trade secret, copyright and trademark laws in addition to contractual restrictions to establish and protect our intellectual property rights. We cannot assure you that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

         We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with certain of our suppliers, distributors and customers, in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps we take to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States.

         We have in the past, received, and may in the future receive, notices from certain persons claiming that our products, software or asserted proprietary rights infringe the proprietary rights of such persons. We expect that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in our market grows. While we are not currently subject to any such claim, any future claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us if at all.

         In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or not, could result in substantial costs and diversion of management resources. As indicated above, we were engaged during 1998 in an infringement lawsuit that we brought against two alleged infringers. In 1999, in order to stop the diversion of resources caused by the litigation, we entered into a settlement pursuant to which the defendants obtained licenses to our products on terms that in certain respects were favorable to the defendants. Nonetheless, we may find it necessary to institute further infringement litigation in the future.

         DEFECTS IN OUR PRODUCTS COULD CAUSE PRODUCT RETURNS AND PRODUCT LIABILITY.

         Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in our products and there can be no assurance that errors will not be found in our current and future products.

The occurrence of such errors, defects or failures could result in product returns and other losses. They could also result in the loss of or delay in market acceptance of our products.

         GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

         We are subject to varying degrees of governmental, federal, state and local regulation. For instance, the jurisdiction of the FCC extends to high speed Internet access products such as ours. The FCC has promulgated regulations that, among other things, prescribe the installation and equipment standards for communications systems. Furthermore, regulation of our customers may adversely affect our business.

         The capacity of downstream spectrum in the MMDS band is not a problem for current deployments but the upstream does severely limit capacity. Our customers generally only have MDS 1 and 2 for the return. This gives 12 MHz bandwidth enhanced to 50 MHz if using ten sector return antennas. Any increase in this capacity or the deployment of more cells usually requires additional spectrum. Each of our customers has filed for two-way operation in the MMDS band for the end of year 2000 but the FCC has to approve their filings. Operators in nearby cities must co-operate and show their plans do not cause interference.. Delays in approvals by the FCC to open up MMDS spectrum to permit flexible use for upstream and downstream paths may adversely affect our future growth. If the FCC changes its decision to open the MMDS spectrum for full utilization, the future growth of the wireless industry could be limited.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                        PART II. OTHER INFORMATION

II.      OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.  See "Contingencies" in Part I

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         Pursuant to a Settlement Agreement & Mutual General Release and Covenant Not to Sue, the Company issued 213,333 shares of the Company's common stock to Pacific Monolithics, Inc.

   ITEM 5.  OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                     The following exhibits are filed as part of this report:

                     27.1            Financial Data Schedule

(b)      Reports on Form 8-K

         The following Current Reports on Form8-K have been filed by the Company since June 30, 2000.


         1. On August 14, 2000, the Company reported under Item 5 "Other Events" the appointment of Jud Goldsmith as Vice President of Finance and Chief Financial Officer.

         2. On September 15, 2000, the Company announced that in a press release and conference call on September 13, 2000, it discussed its shipment projections for the next three fiscal years.

                              HYBRID NETWORKS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 2, 2000                   HYBRID NETWORKS, INC.



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