Form 10-K
period 2000-12-31
HYBRID NETWORKS INC
filed 2001-03-30
CIK 900091

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2000, or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

COMMISSION FILE NUMBER: 0-23289

HYBRID NETWORKS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0252931 (I.R.S. EMPLOYER IDENTIFICATION NO.)
6409 Guadalupe Mines Road San Jose, California (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	95120 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 323-6500

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: common stock, par value $0.001 per share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    As of January 31, 2001, there were outstanding 22,000,018 shares of the Registrant's common stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, based on the average bid and ask prices of such stock as of such date as reported by The Nasdaq National Market was approximately $100,352,000. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

    As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or, "the Company" and "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I

    This report on Form 10-K contains forward-looking statements relating to future events or financial results, including such statements indicating that "we believe," "we expect," "we anticipate", or "we intend" that certain events may occur or certain trends may continue. Other forward-looking statements include statements about the future development of products or technologies, matters relating to our proprietary rights, facilities needs, our liquidity and capital needs, and other statements about future matters. All these forward-looking statements involve risks and uncertainties. You should not rely too heavily on these statements; although they reflect the good faith judgment of our management, they involve future events that might not occur. We can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K. We disclaim any obligation to update these forward-looking statements as a result of subsequent events.

ITEM 1. BUSINESS

Overview

    We design, develop, manufacture and market broadband access products, primarily for wireless systems, that provide high-speed access to the Internet for business and consumers. Our customers are principally wireless system operators and national and regional telephone companies. Our systems are designed for operators of wireless frequencies within the Multichannel Multipoint Distribution Service (MMDS), Multipoint Distribution Service (MDS), Wireless Communication Service (WCS), Instructional Television Fixed Service (ITFS), 3.5 GHz, and other similar bands. We do not compete in markets with unlicensed or Local Multipoint Distribution Service (LMDS), frequencies. Our high-speed access systems remove the bottleneck in the connection to the end-user, thereby greatly accelerating the response time for accessing bandwidth-intensive information on the Internet. We provide a proven alternative to Digital Subscriber Line (DSL) and cable for high-speed Internet access for small businesses and residential subscribers.

    In 2000, major Hybrid systems were deployed in 18 markets worldwide including 11 markets for Sprint Corp. Hybrid systems are now deployed in more than 70 markets across six continents. We believe the demand for high-speed Internet access will continue to grow internationally as well as domestically. The advantages that Hybrid has in this marketplace include:

  •
  Field Experience: Hybrid maintains strong leadership in the MMDS/MDS fixed broadband wireless (FBBW) market with more than 70 commercially deployed markets and more than 125,000 Customer Premise Equipment (CPE) units installed on six continents.
  •
  Patented Technology: Hybrid holds 14 patents and maintains a leading patent for its use of three 2 MHz sub-channels utilized over the standard 6MHz downstream frequency block. This sub-channel patent allows for enhanced performance in the presence of multi-path, or interference, in the wireless environment.
  •
  Coverage and Scalability: Hybrid systems provide an operator with a wide coverage area over a 35-mile radius (U.S. license limit) around a transmitter. Although today's wireless transmission requires a clear line-of-sight to subscribers, it can be deployed where there are significant service gaps in DSL and cable markets.
  •
  Rapid Deployment and Low Set-Up Cost: Wireless systems may be deployed and installed more rapidly than DSL and cable systems, in part, because wireless systems do not require infrastructure build-out of wiring for customer hookup. Hybrid systems are attractive to many international operators where telephone systems are undeveloped relative to the U.S. The system cost is low compared with that of building new wired systems such as DSL or cable.

    We believe that the FBBW market is poised for significant growth. The ARC Group expects global revenues of the FBBW industry to reach $41 billion by 2005. Allied Business Intelligence predicts that

MMDS will account for more than six million subscribers worldwide by year-end 2005, with the U.S. accounting for more than 20% of the market.

Technology, Products, and Services

    Our products are an integral part of a system operator's full wireless high-speed Internet access system. Our Series 2000 product-line includes head end routers, network and subscriber management tools, and a line of wireless end-user routers, or modems.

    Our head end routers and management tools are used by broadband wireless and cable operators at their base stations, or head ends, to connect Internet subscribers to the operator's networks in order to give the subscribers high-speed Internet access. Our head end products provide management systems that allow the operators to configure and manage their networks, to set systems alarms and to configure parameters for different priorities, and establish different levels of services and charges among end-users. These parameters enable the operators to give higher service to premium-paying, high-volume subscribers and allocate unused capacity to lower-volume groups.

    The subscribers to the wireless operators' networks are typically single-computer customers, or local area networks (LANs), used by small businesses and high-end residential customers. The operators use our end-user products to connect subscribers to the wireless systems networks at the subscribers' sites.

  Technology

    We have a scalable and deployable system with field-tested technology that continues to evolve. We have developed solutions to multi-path interference and frequency drift and have incorporated these solutions into our current products. We continue to evolve and improve our technology through extensive deployments and are now able to service up to thousands of subscribers in one cell. We are also continuing to work in conjunction with system operators to continue to refine our technology in accordance with their needs. Hybrid's products support two-way transmission on either wireless or cable systems as well as asymmetric telephone return or router return.

    Hybrid's Series 2000 system is expandable from an entry-level system to large systems that are designed to serve up to 20,000 routers/modems. It has been successfully deployed by wireless operators in systems that utilize multiple antennas at the head end to increase capacity. Each of the multiple return antennas is pointed in a slightly different direction, to increase the capacity of the available return frequency spectrum. Because most operators have only 10MHz of return channel capacity available, return sectorization is necessary to re-use spectrum until other options such as MMDS return are allowed

    Downstream Optimization

    Our patented proprietary sub-channelization technology splits a standard 6 MHz channel into three 2 MHz sub-channels for downstream transmission, providing greater service flexibility and minimizing the effects of multi-path interference in wireless systems. Sub-channels mitigate the effects of interference between transmitters and allow flexible sectorization in large installations. They can also be loaded differently to provide different grades of service. Our patented 2 MHz sub-channelization allows our products to serve the newer wireless communication services (WCS) bands, which are 5 and 10MHz wide.

    Upstream Optimization

    Our technology allows an operator's group of subscribers to share many 160 to 600 kHz bandwidth return channels. This provides redundancy and provides the resistance to the interference common in large wireless installations, especially those with multiple return sectors. Narrow channels allow smaller antennas and lower power transceivers than are needed for conventional 1.6 to 2 MHz TDMA channels.

    Our proprietary software not only allows subscribers to share many return channels, but also allows some to burst into a continuous transmission state to transfer or send large amounts of data upstream. The operator can control the parameters to optimize performance for business users yet still provide other users access to capacity. It is usual for some operators to set up two or three groups of return channels, often with different bandwidths so as to provide different service levels or groups for business and residential customers.

    Alliances

    Our products are integrated with other telecommunications equipment to create a complete wireless system. In 2000, Hybrid entered agreements with two global systems integrators, Andrew Corporation and Thomcast Communications, as well as with system integrators in targeted markets. Each of these system integrators offer wireless operators a complete turnkey system that integrates our products with the associated radio and Internet equipment needed to deploy a wireless system.

  Products

    Head end Equipment

    CYBERMANAGER 2000. The CyberManager 2000 (CMG-2000) is our proprietary subscriber and network management workstation and allows the operator to set the service levels or groups, for both business and residential end-users. The CMG-2000 uses our software to provide the system administrator interface to the upstream and downstream routers and end-customer equipment. The CMG-2000 has a 10/100BaseT (Ethernet) interface to connect to a fast Ethernet switch in the head end.

    CYBERMASTER DOWNSTREAM ROUTER. The CyberMaster Downstream Router (CMD-2000B) is a rack-mounted industrial microcomputer. It supports our proprietary Serial Interface (SIF) and Quadrature Amplitude Modulation (QAM) cards, which are used for downstream routing and for 64-QAM downstream modulation. The CMD-2000 has a 10/100BaseT interface to connect to a fast Ethernet switch within the headend.

    CYBERMASTER UPSTREAM ROUTER QPSK RETURN. The Cybermaster upstream router is a rack-mounted industrial microcomputer. The product houses dual Quaternary Phase Shift Keying (QPSK) receiver cards that demodulate upstream QPSK signals. The CMU-2000-14CB has a 10/100BaseT interface to connect to a fast Ethernet switch at the head end.

    Wireless Broadband Router

    The Multi-User Wireless Broadband Router supports 10 Mbps, 64-QAM downstream data transmission on both wireless and cable systems and upstream transmission using a wireless or cable return, telephone modem or router. The current production router family includes the WBR-5, WBR-20, and WBR-60 with capacities of 5, 20, and 60 networked devices respectively, with their own distinct IP addresses. These units have a number of security features including system authentication and user ID.

  Services

    Our product support services include consulting, systems engineering, systems integration, installation, training, and technical support. Our network operations group also works with the customer during site preparation to aid in systems engineering, system integration, installation, and acceptance testing for system start-up.

Customers

    Our customers are principally wireless system operators and national and regional telephone companies. A small number of customers have traditionally accounted for a large portion of our net sales. In 2000, Sprint Corporation accounted for 54% of our gross sales, while Look Communications (Canadian-based service provider) accounted for 23% of our gross sales. We had two customers that individually accounted for 31% and 28% of gross sales during 1999 and for 25% and 13% of gross sales in 1998.

    In 2000, Sprint purchased our products to support what we believe constituted the largest number of MMDS deployments in the world during that year. Look Communications made substantial purchases in connection with their Canadian deployments. Overall international sales accounted for 24% of total sales during the year (virtually all of which were to Look Communication) and included deployments in Canada, Ireland, Nigeria, Korea, Peru, and Argentina.

    Sprint Corporation holds 4,066,466 shares of our common stock and warrants to purchase $8.4 million principal amount of convertible debentures which is convertible into 2,946,622 shares of our common stock. Two of our directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third-party.

    Prior to 2000, most of our sales were to cable customers. However, these sales represented only 6% of our total sales in 2000 and they will continue to represent a small portion of net sales in the future.

Sales and Marketing

    Sales in 2000 were made primarily to companies in the United States and Canada. Sales are made through our field sales force as well as global and regional system integrators.

    Customer internal procedures related to the completion of the evaluation and approval of the large capital expenditures that are typically required to purchase our products can result in purchasing delays. Customers usually engage in a significant technical evaluation before making a purchase commitment and any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. As of December 31, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sales to a distributor were $5.6 million.

    Our product sales backlog on February 28, 2001 was $2.7 million and consisted of customer purchase orders which had been received and accepted and for which we have a reasonable expectation of shipment within the current fiscal period. The comparable backlog figure as of February 28, 2000 was $274,000.

    Our marketing efforts are targeted to broadband wireless system operators in the U.S and abroad. Many of our international opportunities are marketed in tandem with one or more of our system integrators who often provide in-country support. Concentrated efforts in 2000 and 2001 have been, and will be, in the areas of South America, Australia, Korea, Malaysia, and China.

Manufacturing

    We configure, test, and perform quality assurance procedures on the final product at the Hybrid facility. We outsource manufacturing of the product modules to third parties, while maintaining a limited in-house manufacturing capability for pre-production assembly and testing.

    Our Series 2000 client routers are manufactured by Sharp Corporation through an agreement we have had since early 1997 with Sharp and its distributor, Itochu Corporation. We have not developed an alternative manufacturing source given the quality of the Sharp product and our limited volumes. We continue cost reduction efforts in response to market pressures to reduce our prices. Given that Sharp remains our only manufacturing source of our routers and production rates remain level, our ability to reduce the manufacturing costs may be limited.

    Our CyberManager 2000 is built on the Ultra 10/Solaris platform by installing our proprietary network subscriber and network management software. Our CyberMaster Downstream Router and CyberMaster Upstream Router are built on Intel's Pentium-based PCI/ISA-based computer cards installed in a standard rack-mounted chassis from Industrial Computer Source. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

    We are dependent upon these and other key suppliers for a number of components within our Series 2000 products. The WBR series routers use a Texas Instrument chip set for the 64-QAM demodulator. Hitachi is the sole supplier of the processors used in our routers. Intel is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could adversely affect our business.

    We typically provide a 12 to 18 month warranty on our hardware products that includes factory repair service. We also provide customer support as a purchase option that includes telephone and e-mail support, software maintenance releases, and technical bulletins.

Research and Development

    As of December 31, 2000, our research and development staff consisted of 20 full-time employees, and eight local consultants. To supplement our research and development efforts, we have hired a consulting firm in India to work on various projects. Our total research and development expenses for 2000, 1999, and 1998 were $6,715,000, $4,191,000, and $7,771,000, respectively. Our research and development during 2000 was directed primarily towards improving the performance of our 2-way wireless products and reducing the cost of our routers. We enhanced our return product software and increased the capacity of the CMG 2000 and the WBR multi user modem.

    In 2001, we are continuing our efforts to reduce the cost of manufacturing and improve the performance of client routers significantly through design and engineering changes. Our efforts to improve performance are focused on increasing coverage, capacity, and ease of installation.

    Coverage: We are working to enhance our patented downstream sub-channels to enable the use of three modulation schemes. These include QPSK and 16-QAM, which are more robust and will allow successful operation in customer locations that may not currently be serviceable. Other features such as diversity are under development.

    Capacity: Our new capability with multiple modulation schemes (ThruWAVE) will have multiple downstream interleaving options. This has the potential to increase the number of users that may share a return channel on the upstream by 20-40%, improving total number of active users on the system. Additionally, the use of QPSK and 16-QAM allows our customers the ability to put multiple cells into a geographic region and reuse frequencies in these cells, thus improving overall system capacity. We are also working on enhancements to our MAC layer to further increase the capacity.

    Ease of Installation: Hybrid works continuously to simplify and reduce the installation of the CPE. Having the ability to use a variety of modulation schemes will allow the installation to proceed more rapidly. Hybrid is investigating, with numerous vendors (RF, wireless LAN, etc.), how to make the overall CPE installation simpler.

Competition

    We are primarily engaged in the business of manufacturing FBBW high-speed Internet access equipment. Our market is intensely competitive and we expect even more competition in the future. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support, and other resources, as well as greater name recognition and access to customers than we have.

    The principal competitive factors in this market include:

  •
  Product performance and features, including downstream and upstream capacity, reliability, and operational stability
  •
  Cost of installation
  •
  Solutions to line-of-sight limitations
  •
  Integration with major operator's management and customer care systems
  •
  Price
  •
  Sales and distribution capability
  •
  Technical support
  •
  Relationships with broadband wireless system operators, affiliates and Internet Service Providers (ISPs)

    Our principal competitors in the wireless market include Vyyo, Inc. (which is marketing a technology based on the Data Over Cable Systems Interface Specification (DOCSIS) standard) and Cisco Systems, Inc. (which is promoting Vector Orthogonal Frequency Division Multiplex or VOFDM). Other wireless competitors include ADC, Com21, IOSpan, Aperto, and Adaptive Broadband.

    Participants in the wireless broadband access market have not settled on a technology standard for equipment to serve this market. Our major competitors have created or joined in consortia to promote the technology they are employing as the industry standard, which are different from our underlying technology. While Hybrid also actively promotes its technology, if the marketplace settles on a standard that we do not employ, our competitive position would be seriously impaired. We are not making material sales into the broadband cable access market because cable operators adopted the DOCSIS standard, to which our products do not conform.

    Our Customer's Competition

    Our customers compete with providers of other forms of high-speed Internet access, including DSL and cable. Telephone companies are deploying DSL, providing high-speed Internet access over existing phone wires. They are working with computer vendors to install DSL cards in PCs manufactured by those companies, thereby reducing the telephone companies' distribution costs. Although DSL poses a significant competitive threat to the services offered by our customers, in some instances, the availability of DSL service may be viewed as complementary to the use of fixed broadband wireless products. In other words, some operators may offer DSL service to customers in those locations where line-of-sight access may not be optimal, while also offering wireless service in areas where line-of-sight transmission is uninterrupted.

    As our focus has shifted to wireless operators, cable operators may now be considered as competing with our customers for the end-user.

Intellectual Property

    Patents

    We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have received 14 patents from the U.S. Patent and Trademark Office. These patents are directed to various aspects of wireless and cable modems and head end systems. In addition, the U.S. Patent and Trademark Office has issued formal notices of allowances for pending patent applications which are also directed to wireless and cable modems and head end systems, as well as various modulation and transmission schemes used in wireless cable modem systems. We have other patent applications pending before the U.S. Patent and Trademark Office. We have patent applications pending in a number of foreign jurisdictions as well. It is unknown whether any pending or foreign patent applications will result in the issuance of patents.

    We cannot be certain that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that, in the future, we propose to sell our patents (separately or in conjunction with our other assets) to any third party. We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming, costly, and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

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

Employees

    As of December 31, 2000, we had 62 full-time employees. None of our employees is represented by a collective bargaining unit with respect to his or her employment, and we have never experienced an organized work stoppage. We use consultants, contractors, and temporary workers to supplement our workforce and, as of December 31, 2000, we had 18 of these in various areas.

ITEM 2. PROPERTIES

    We currently sublease approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, California. The sublease expires in April 2004, and we have an option to extend the term of the lease through October 2009.

ITEM 3. LEGAL PROCEEDINGS

Class Action Litigation

    In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against us, two of our directors, four former directors and two former officers. The lawsuits were brought on behalf of purchasers of our common stock during the class period commencing November 12, 1997 (the date of our initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits (the State Actions) also named as defendants the underwriters in our initial public offering, but the underwriters were dismissed from the cases.

    The complaints in the State Actions claimed that we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements used in connection with our initial public offering and the financial statements issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also alleged that the other defendants and we made these misrepresentations in order to inflate the price of the Company's common stock for the initial public offering and during the class period. The other defendants and we denied the charges of wrongdoing.

    In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California (the Federal Actions). Both of the Federal Actions were brought against the same defendants as the State Actions, except that the second Federal Action also named as a defendant Price Waterhouse Coopers, LLP (PWC), our former independent accountants. (The underwriters in our initial public offering were named as defendants in the first Federal Action but were subsequently dismissed.) The class period for the first Federal Action is from November 12, 1997 to June 1, 1998, and the class period in the second Federal Action extends to June 17, 1998. The complaints in both Federal Actions claimed that we and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The other defendants and we denied these charges of wrongdoing.

    We and the other parties (other than PWC) to the State Actions and the Federal Actions reached an agreement to settle the lawsuits in March 1999. The agreement was approved by the U.S. District Court for the Northern District of California in June 1999. In November 1999, the settlement of the State Actions and the Federal Actions became final. The time to appeal from the Court's approval of the settlement has expired. Under the settlement, (i) our insurers paid $8.8 million on our behalf and on behalf of the other officer and director defendants, and (ii) we issued 3,045,000 shares of common stock to the plaintiffs and their counsel (750,000 shares were issued in November 1999 and the balance in February 2000). As a result of the settlement and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by our insurance, and we will not have insurance coverage for the attorneys fees and expenses relating to the settlement that we incur in the future.

SEC Investigation

    In October 1998, the Securities and Exchange Commission began a formal investigation of us and certain individuals with respect to our 1997 financial statements and public disclosures. During 1999, we produced documents in response to the Securities and Exchange Commission's subpoena and cooperated with the investigation. A number of current and former officers and employees and outside directors testified before the Securities and Exchange Commission's staff.

    In November 1999, the SEC staff attorneys informed us in writing that the staff intended to file a civil injunctive action and seek civil monetary penalties against us for alleged violations of the federal securities laws.

    On June 29, 2000, the SEC filed, in the United States District Court for the Northern District of California, a complaint against the Company and three former employees. On the same day, the court approved the Company's settlement with the SEC and entered judgment against the Company. The court's order enjoins the Company from violating the books and records and related provisions of the federal securities laws but does not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. At December 31, 2000, the Company has accrued $775,000 in legal fees in connection with this settlement and related continuing matters.

    The Company does not believe, based on current information, that the order will have a material adverse impact on the Company's business or financial condition.

Pacific Monolithics Lawsuit

    In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against us, two of our directors, four former directors (one of whom was subsequently dismissed), a former officer and PWC. The lawsuit concerns an agreement that we entered into in March 1998 to acquire Pacific Monolithics through a merger, which was never consummated. The complaint alleged that we induced Pacific Monolithics to enter into the agreement by providing it with our financial statements, and by making other representations concerning our financial condition and results of operations, which were false and misleading, and further alleged that we wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted our motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration.

    In October 1999, the plaintiff filed a demand for arbitration against us and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleged claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand sought unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, the individual defendants and we answered the demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing was held in September 2000.

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

    Pursuant to the terms of the Agreement, in full settlement and compromise of all of Pacific Monolithics' claims against the Company and its current and former officers and directors, and in exchange for Pacific Monolithics full release thereof, the Company agreed to deliver to Pacific Monolithics the total sum of 213,333 shares of the Company's common stock, valued at $2,000,000 as of July 7, 2000.

    The Company delivered 213,333 shares of its common stock to Pacific Monolithics on September 14, 2000. On September 19, 2000, the Company filed, and the Santa Clara Superior Court entered, a Request for Dismissal with Prejudice of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

    Our common stock was traded on the Nasdaq National Market under the symbol "HYBR" during the period from our initial public offering on November 12, 1997 through June 16, 1998. On June 17, 1998, trading in our common stock was suspended by the Nasdaq National Market, in response to our independent auditors, PWC, withdrawing their reports to our 1997 financial statements. The suspension continued until December 1, 1998, when our common stock was delisted by the Nasdaq National Market due to continuing noncompliance with listing requirements. From December 1, 1998 to July 5, 2000, our stock had been traded in the over-the-counter market on the pink sheets. On July 6, 2000, our stock was re-listed on Nasdaq. The table below shows the range of high and low closing sale prices reported. The table reflects inter-dealer prices without retail mark-up, mark down or commission. On February 28, 2001, the closing price of our common stock on the Nasdaq was $3.94.

	High	Low
First Quarter 1998	$13.00	$4.00
Second Quarter 1998	$8.75	$2.13
Third Quarter 1998	Not Traded
Fourth Quarter 1998	$0.75	$0.13
First Quarter 1999	$1.25	$0.13
Second Quarter 1999	$2.88	$0.38
Third Quarter 1999	$9.03	$2.00
Fourth Quarter 1999	$20.00	$4.75
First Quarter 2000	$24.50	$8.00
Second Quarter 2000	$13.50	$4.75
Third Quarter 2000	$20.19	$5.56
Fourth Quarter 2000	$18.75	$3.13

Stockholders

    As of December 31, 2000, there were approximately 660 holders of record of our common stock

Dividends

    We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. The terms of our outstanding debentures and our agreement with Sprint prohibit us from paying any cash dividends without the consent of the debenture holders and Sprint.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	1999	1998	1997(1)	1996
STATEMENT OF OPERATIONS DATA:
Gross sales	$29,924	$13,423	$12,418	$4,120	$2,962
Sales discounts	(7,129)	(407)	—	—	—

Net sales	22,795	13,016	12,418	4,120	2,962
Cost of sales	23,139	13,341	14,046	8,899	3,130

Gross profit	(344)	(325)	(1,628)	(4,779)	(168)
Operating expenses:
Research and development	6,715	4,191	7,771	7,831	5,076
Sales and marketing	16,491	1,740	3,642	4,678	1,786
General and administrative	11,625	7,660	8,933	2,964	1,714
Asset impairment charge	—	—	1,250	—	—
Write off of technology license	—	—	1,283	—	—

Total operating expenses	34,831	13,591	22,879	15,473	8,576

Loss from operations	(35,175)	(13,916)	(24,507)	(20,252)	(8,744)
Interest income and other expense, net	(717)	171	779	316	257
Interest expense	(1,311)	(8,447)	(897)	(1,666)	(28)

Net loss	$(37,203)	$(22,192)	$(24,625)	$(21,602)	$(8,515)

Basic and diluted net loss per share	$(2.03)	$(2.08)	$(2.37)	$(6.10)	$(3.36)

Shares used in basic and diluted per share calculation (2)	18,309	10,678	10,410	3,541	2,535

	December 31,
	2000	1999	1998	1997(1)	1996
BALANCE SHEET DATA:
Cash and cash equivalents	$1,878	$13,394	$3,966	$27,143	$3,886
Working capital	6,324	11,527	(812)	23,795	6,944
Total assets	19,664	21,152	15,420	39,065	10,539
Long-term debt	5,632	23,978	419	654	472
Total stockholders' equity (deficit)	2,957	(9,820)	2,702	27,303	7,709

(1)
All financial data in the table above as of and for the year ended December 31, 1997, as presented, reflect the restated financial statement.

(2)
See Note 3 of Notes to Financial Statements for an explanation of the number of shares used to compute basic and diluted net loss per share.

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

Overview

  General

    We are a broadband access equipment company that designs, develops, manufactures and markets wireless systems that provide high-speed access to the Internet for businesses and consumers. Our products greatly accelerate the response time for accessing bandwidth-intensive information. Since 1996, our principal product line has been the Hybrid Series 2000, which consists of head end routers, network and subscriber management tools and a line of wireless end-user routers or modems.

    We currently sell our products primarily in the United States and Canada, although we are pursuing opportunities in other countries and we think that international sales may represent an increasingly greater proportion of our sales in the future. Our customers primarily include broadband wireless system operators and national and regional telephone companies. A small number of customers have accounted for a substantial portion of our net sales, and we expect that trend to continue. As a result, we have experienced, and expect to continue to experience, significant fluctuations in our results of operations on a quarterly and an annual basis. The sales cycle for our products has been lengthy, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

    The market for high-speed network connectivity products and services is intensely competitive and is characterized by rapid technological change, new product development, product obsolescence, and evolving industry standards. Our ability to develop and offer competitive products on a timely basis could have a material effect on our business. The market for our products has historically experienced significant price erosion over the life of a product, and we have experienced, and expect to continue to experience, pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins. Further, we anticipate that in the future the sales mix of our products will be increasingly weighted toward lower-margin products, thereby adversely affecting our gross margins.

    At December 31, 2000, we had 62 full-time employees and 18 local consultants, contractors, and temporary workers.

Revenue Recognition

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of December 31, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $5.6 million, of which $4.9 million was in connection with shipments to Sprint. Sprint's purchases of head end equipment are generally subject to testing and acceptance procedures and the Company anticipates that it will continue to defer recognition of revenue for those shipments until those procedures have been satisfied and the products have been accepted by Sprint. In 2000, the Company recognized $16.1 million as gross revenue from sales to Sprint Corporation.

    During 2000, we generally sold our software together with a one-year technical support contract, for which we charge separately, to provide upgrades, maintenance, system support and service. We recognized revenue on the software sale without reference to the maintenance contract, and we recognized revenue on the technical support contract over its term on a straight-line basis. Prior to 2000, we generally sold our software together with a three-year technical support contract for which we did not charge separately. We recognized the revenue attributable to these software and technical support contracts over the three-year period. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    In September 1999, Sprint committed to purchase $10 million of our products subject to certain conditions. In connection with Sprint's commitment, we issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our common stock at $2.85 per share. Ten percent of the warrants became exercisable on the shipment dates when aggregate shipments of products and services pursuant to purchase orders submitted by Sprint to the Company were at least $1million. Thereafter, each additional shipment of $1 million entitled Sprint to exercise an additional 10% of its warrants, until all shipments aggregated $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. The amount of such shipments during the year ended December 31, 2000 reached the $10,000,000 maximum and therefore, the warrants became fully exercisable. We originally determined that this warrant had an estimated value, using the Black-Scholes valuation model, of $16.1 million, which was fully applied as $2.5 million of sales discounts and $13.6 million of sales and marketing expense during the nine months ended September 30, 2000. As part of the year-end closing process, we determined that subsequent events and market conditions necessitated further analysis of the warrants' estimated value. In particular, the probability of Sprint's near term exercise of its warrants diminished with our success in raising equity capital in February 2001, Sprint's November 2000 announcement of its change in focus of its broadband efforts for consumers and small businesses, and the recent drop in our stock price. Consequently, we applied the Black-Scholes method using a longer expected life of the warrants, that is, the full contract term, and arrived at an estimated warrant value of $20.8 million. We applied the additional $4.7 million arising from this change in estimate as sales discounts in the fourth quarter of 2000.

  Warranty Costs

    We accrue for estimated warranty costs when the related sales revenue is recognized. Our modem manufacturer, Sharp Corporation, provides warranty on all cable routers manufactured by them. We provide a warranty on all head end equipment and CPE equipment that ranges between 12 and 18 months, and we typically provide a 90-day warranty on software media.

  Net Losses

    We incurred net losses for the years ended December 31, 2000, 1999, and 1998 of $37,203,000, $22,192,000, and $24,625,000, respectively. Our accumulated deficit was $122,964,000 as of December 31, 2000. We expect to incur losses for the foreseeable future.

Results of Operations

  Years Ended December 31, 2000, 1999, and 1998

    NET SALES.  After non-cash sales discounts of $7,129,000 in 2000 and $407,000 in 1999, net sales increased 75% to $22,795,000 in 2000 from $13,016,000 in 1999 and 5% from $12,418,000 in 1998 to $13,016,000 in 1999. There were no non-cash sales discounts in 1998. Broadband wireless system operators accounted for 94% of sales in 2000, 48% in 1999, and 43% of sales in 1998. The growth in revenues in 2000 compared to 1999 is primarily due to increased sales of fixed broadband wireless equipment, particularly to Sprint Corporation and Look Communication. Although Look Communications purchased a substantial amount of our equipment in 2000, we expect to make limited sales to them in 2001.

    International sales accounted for 24% of gross sales in 2000, 5% in 1999, and 0% in 1998. In 2000, Hybrid systems were deployed in Canada, Ireland, Nigeria, Korea, Peru, and Argentina.

    GROSS MARGIN.  Gross margin was negative 1.5% in 2000, negative 2.5% in 1999, and negative 13.1% in 1998. The improved gross margins from 1998 to 1999 and from 1999 to 2000 were due to a favorable change in the product mix, changes in the customer mix, increased volume spread over fixed cost of sales components, and improved margin for head end routers. We believe that in 2001 our existing customers are likely to purchase a greater proportion of CPEs relative to head end equipment as compared to 2000. We earn substantially higher margins on our head end equipment than on CPEs and, consequently, expect that gross margin for 2001 will decline unless we either make substantial head end sales to new customers or secure better margins on the CPEs that we sell to our current customers.

    RESEARCH AND DEVELOPMENT.  Research and development expenses include ongoing head end and software development expenses as well as design expenditures associated with new product development, new product production, manufacturing cost reduction programs and improvements in the manufacturing of existing products. Research and development expenses were $6,715,000, $4,191,000, and $7,771,000 for 2000, 1999, and 1998, respectively. Research and development expenses included non-cash charges of $470,000, $668,000, and $0 in 2000, 1999, and 1998, respectively for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in research and development. The increase in research and development expenses in 2000 as compared to 1999 was primarily due to an increase in personnel costs, consulting fees, outside services, and project material costs. The decrease in research and development expenses in 1999 as compared to 1998 was due to reduced staffing and associated engineering costs.

    SALES AND MARKETING.  Sales and marketing expenses include primarily salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $16,491,000, $1,740,000, and $3,642,000 during 2000, 1999, and 1998, respectively and included charges related to the Sprint Warrant in 2000. Sales and marketing expenses included non-cash charges of $47,000, $88,000, and $0 in 2000, 1999, and 1998, respectively for compensation recognized on stock options granted at exercise prices below fair market value for employees and consultants engaged in sales and marketing. In 2000, the company incurred non-cash charges, totaling $13,671,000, due to the recording of the fair value of the earned, but unexercised Sprint warrants described above. The increase in sales and marketing expenses in 2000 as compared to 1999 was due to the Sprint warrant charge and to an increase in personnel costs and consulting fees. The decrease in sales and marketing expenses in 1999 as compared to 1998 was due principally to a decrease in headcount and related payroll costs and reduced expenses for advertising, promotion and travel. We expect to increase our sales and marketing expenses as we expand our sales and marketing efforts in future periods.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist mainly of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting, and consulting fees. General and administrative expenses were $11,625,000, $7,660,000, and $8,933,000 during 2000, 1999, and 1998, respectively. General and administrative expenses included non-cash charges of $287,000, $219,000, and $0 during 2000, 1999, and 1998, respectively for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in providing general and administrative services. In addition, the 2000 general and administrative expenses also included non-cash charges of $3,176,000 relating to the separation of two executives of the Company, and $2,000,000 in connection with the Pacific Monolithics lawsuit (see Item 3 "Legal Proceedings"). No such charges were recorded to general and administrative expenses in 1999 and 1998. Excluding the non-cash charges described above, general and administrative expenses in 2000 decreased $1,279,000 compared to 1999. This decrease was due to further reductions in legal fees that were offset in part by increases in personnel related costs. The decrease in general and administrative expenses in 1999 as compared to 1998 was primarily due to a decrease in legal, audit and consulting fees offset by a slight increase in reserves in connection with the settlement of certain class action litigation and with an SEC investigation.

    INTEREST INCOME (EXPENSE) AND OTHER.  The Company incurred net interest expense of $2,028,000, $8,276,000, and $118,000 in 2000, 1999, and 1998, respectively. In August 1999, we issued $18.1 million of convertible debentures that were converted into common stock in June 2000. In 2000, net interest expense included a premium paid on the conversion of the debentures resulting in a beneficial conversion element valued at $1,170,000. The increase in net interest expense in 1999 compared to 1998 was due to amortization of the deemed discount on the debentures of $7,400,000, which resulted from the difference between the conversion price of the convertible debentures and the then market price of our common stock. This deemed discount was amortized through December 31, 1999 (the date on which the debentures became convertible). Excluding the $7,400,000 discount in 1999, the increase in interest expense in 1999 compared to 1998 was due to accrued interest on the convertible debentures. Excluding the $1,170,000 premium paid in 2000 and the $7,400,000 deemed discount in 1999, interest expense would have been $858,000 and $876,000 in 2000 and 1999, respectively.

  Liquidity and Capital Resources

    We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised $42.5 million in net proceeds through our initial public offering (in November 1997) and other debt and equity financing. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). During the quarter ended June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal amounting to a face value of $18.1 million plus accrued interest through June 30, 2000 of $594,000, into 6,559,310 shares of common stock. Upon the conversion, we paid a premium, as an inducement to the holder's equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of common stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of common stock.

    Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 2000 into 2,946,622 shares of common stock common stock, on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to purchase at least $10 million of our products. The amount of shipments in 2000 totaled at least $10,000,000. Assuming that as of December 31, 2000, Sprint exercised all its warrants, it would own 7,013,000 shares of our common stock, representing approximately 28.2% of the 24,881,570 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of December 31, 2000 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 21.6% of the 32,431,063 fully diluted shares of our common stock that would then be outstanding. The actual and fully diluted shares at December 31, 2000 do not include shares of underlying convertible debentures and warrants that we sold in February 2001.

    In addition to the above financing, we have outstanding a senior secured convertible debenture in the face amount of $5.5 million due in April 2002 and bearing interest at 12% per annum, payable quarterly. The conversion price is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price, then (with certain exceptions) the conversion price will automatically be decreased, allowing the holder of the debenture to receive additional shares of common stock upon conversion.

    Pursuant to a Securities Purchase Agreement dated February 16, 2001 between the Halifax Fund, a fund managed by the Palladin Group, and the Company, we issued and sold to the Halifax Fund on February 16, 2001 certain securities. The securities included (i) a $7.5 million principal amount 6% Convertible Debenture due 2003, which will be convertible into shares of the Company's common stock; (ii) a common stock Purchase Warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of Palladin, or at the election of the Company at a price per share the lower of which is (a) $9.00 and (b) 94% of the daily volume weighted average price; and (iii) an Adjustment Warrant. The Adjustment Warrant will be exercisable beginning on the 18th day following the date (referred to in this discussion as the Effective Date) that there is declared effective by the Securities and Exchange Commission the registration statement that the Company is required to file with respect to the resale of the shares of common stock underlying the debentures and warrants. The Adjustment Warrant will only be exercisable, however, if the volume weighted average sale price for our common stock is not more than $7.2694 per share. The aggregate number of shares issuable pursuant to the exercise of the Adjustment Warrant will be determined by dividing $8,625,000 by the Adjustment Price, as defined below, and then subtracting the sum of the number of shares of common stock previously issued pursuant to the conversion of the debenture and the number issued upon any previous exercise of the Adjustment Warrant. The Adjustment Price is the average of the 15 lowest daily volume weighted average sale prices of the Company's common stock as reported on Nasdaq, not including the three lowest days, during the 65 trading day period following the Effective Date.  The adjustment price will not be below $3.50 per share. The adjustment warrant terminates three months after the end of the 65 trading day adjustment period. In consideration for such securities, Palladin paid an initial purchase price of $7,500,000. The Company granted to Palladin in the purchase agreement certain rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, Palladin and the Company also entered into a Registration Rights Agreement dated as of February 16, 2001.

    Net cash used in operating activities was $11,742,000, $8,017,000, and $19,302,000 during 2000, 1999, and 1998, respectively. The net cash used in operating activities in 2000 was primarily the result of our net loss of $37,203,000 and an increase in net current assets related to operating activities of $9,517,000, offset by the beneficial conversion of convertible debentures of $20,800,000, non-cash compensation charges of $4,596,000 recognized on the grant of stock and stock options to employees and consultants at exercise prices which were lower than fair market on the date of grant, non-cash charges related to the issuance of stock for settlement of litigation of $2,000,000, non-cash charges related to the issuance of common stock to induce conversion of debentures of $1,170,000, and an increase in current liabilities of $5,698,000. The net cash used in operating activities in 1999 was primarily the result of our net loss of $22,192,000, partially offset by non-cash charges attributable to the amortization of a deemed discount on the debentures amounting to $7,394,000, depreciation and amortization charges of $1,323,000, non-cash compensation charges of $1,031,000, and a reduction in net current operating assets of $3,158,000. Net cash used in operating activities in 1998 was primarily due to our net loss of $24,625,000, partially offset by non-cash charges of $6,336,000 and an increase in net current assets related to operating activities of $1,013,000.

    Net cash used in investing activities was $788,000, $21,000, and $3,014,000 in 2000, 1999, and 1998, respectively. Aggregate capital expenditures for property and equipment (primarily computers, leasehold improvements, furniture, fixtures and engineering test equipment) were $788,000, $21,000, and $3,907,000 in 2000, 1999, and 1998, respectively. The significant decrease in capital expenditures in 2000 and 1999 as compared to 1998 was primarily due to higher expenditures for leasehold improvements in 1998 that were offset by proceeds from short- term investments of cash reserves. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At December 31, 2000, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities of $1,014,000 in 2000 was primarily due from the net proceeds of $1,349,000 from the exercise of stock options. Net cash provided by financing activities was $17,981,000 in 1999 primarily due from proceeds from issuance of convertible debentures and related common stock warrants and from issuance of common stock for $18,446,000, offset by repayment of capital lease obligations amounting to $465,000. Net cash used in financing activities was $391,000 in 1998 primarily as a result of payment of $478,000 on capital lease obligations, partially offset by net proceeds of $87,000 from the exercise of stock options. At December 31, 2000, our liquidity consisted of cash and cash equivalents of $1,878,000 and working capital of $6,324,000.

    Other than the agreement with Palladin above, as of December 31, 2000 we have no available line of credit or other source of borrowings or financing. We believe that, with respect to our current operations, our cash balance, after giving effect to the financing completed in February 2001, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure needs through 2001. We may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

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

  WE LIKELY WILL NEED ADDITIONAL CAPITAL.

    Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were virtually exhausted by September 1999. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures. In February 2001, we entered an agreement with a fund of The Palladin Group under which we have received $7.5 million of cash financing and may receive up to an additional $7.5 million. While we believe we have sufficient capital to continue operations through the year 2001, we likely will be required to raise additional cash in the future to support further growth in our business. We have agreed with Sprint Corporation to manufacture, ship, test, install and perform maintenance on certain quantities of our products this year. In addition, we have agreed to provide other services including enhancing our existing products and developing certain new products. This agreement with Sprint and other orders that we have recently received will increase our need for capital.

    Our ability to raise additional capital may be limited by a number of factors, including (i) Sprint's veto rights, right of first refusal and other substantial rights and privileges, (ii) our dependence upon Sprint's business (which is not assured) and, to a lesser extent, the business of a few other customers, (iii) possible continuing uncertainties and concerns as a result of our past financial reporting difficulties, class action litigation and related issues, (iv) our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products, (v) uncertainty regarding our financial condition and results of operations, (vi) our history of heavy losses, and (vii) the other risk factors referred to below. We can give no assurance that we will be able to raise the additional capital we will need in the future or that any financing we may be able to obtain will not be on terms that are detrimental to our business and our ability to raise additional capital. We may not have sufficient capital or other resources necessary to meet the requirements of the Sprint agreement and other large customers in the future. Accordingly, we may need to seek strategic alliances with other companies to assist in the development of new products and services. We might not be able to form such alliances at all or on terms that are beneficial for us.

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

    Sprint also possesses substantial corporate governance rights. By virtue of the various agreements in connection with the purchase of $11 million in convertible debentures, Sprint may designate two directors of the Board. Under the terms of our agreements with Sprint, we cannot issue any securities (with limited exceptions) or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party. Furthermore, if Sprint exercises all its warrants (and assuming that no other warrant holders exercise), Sprint would own as of December 31, 2000, approximately 28.2% of our common stock on a beneficial ownership basis and 21.6% of our common stock on a fully diluted basis. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

    We have entered into an equipment purchase agreement with Sprint that imposes substantial requirements on us. We must meet Sprint's schedule for the manufacture and shipment of products; we must develop certain new products and enhance existing products according to Sprint's schedule and specifications; we must perform substantial installation and maintenance services; and we have agreed to the "open architecture" principle whereby we will license our technology to qualified third parties. In addition, Sprint's obligation to purchase our products is subject to extensive testing and acceptance procedures. If we fail to meet the requirements of the agreement, we could be subject to heavy penalties, including the obligation to license our intellectual property rights to Sprint on a royalty-free basis and Sprint may gain access to key source code of our products.

  CHANGES IN PLANS OR CIRCUMSTANCES AT OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR SALES.

    In late 2000, Sprint completed a reorganization of its operations that included the business to which we sell our products. At that time, Sprint announced that in the residential and small business areas it was focusing its broadband efforts on the thirteen markets where it had already deployed systems and that once it reached a comfort level that products and services were in line with customer expectations and requirements that it would begin a nationwide deployment. In light of these plans, we expect to sell a relatively smaller amount of our higher margin head end equipment to Sprint until they commence their nationwide deployment and our sales and gross margins could be adversely affected.

    In late 2000, Look Communications, our second largest customer for that year, encountered difficulties in securing additional financing to support the continued growth of its operations. We believe that Look Communications is exploring alternatives to obtain additional financing but cannot be assured that it will succeed. We expect to make limited sales to Look Communications in 2001.

  WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

    We have not been profitable to date, and we cannot assure that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year to date. Our accumulated deficit was $122,964,000 as of December 31, 2000 and $85,761,000 as of December 31, 1999. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have experienced price pressure on sales of our products in the past and these pressures continue. We expect to incur losses for the foreseeable future.

  WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS, DEVELOP ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST, AND WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

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

    Sprint and other potential customers are also requesting the ability to deploy equipment that can serve subscribers who do not have a direct line-of-sight to the base station's transmit and receive tower. In some regions only 30% of the potential subscribers can be reached with line-of-sight equipment. The non line-of-sight deployments require the wireless system to operate with significantly reduced signal levels and increased signal distortions. The effect and magnitude of these factors varies widely and depends on many environmental factors. Hybrid is developing new products to operate in some non line-of-sight locations. There is no assurance that these new products will successfully solve all the non line-of-sight problems or that the wireless operators will accept these new products. If another company is successful in deploying a cost effective non line-of-sight system before we do, our business will be adversely affected.

  WE ARE LARGELY DEPENDENT ON THE BROADBAND WIRELESS MARKET, AN EMERGING MARKET SUBJECT TO UNCERTAINTIES.

    Prior to 2000, over half our sales have been to cable customers. We have been, as expected, essentially shut out of the market of new installations for cable customers by the general adoption of the DOCSIS standard. This is a standard to which our products do not conform. The wireless industry has not adopted DOCSIS. Accordingly, the DOCSIS standard has inhibited our sales to cable customers, but it has not, to date, affected our ability to market to wireless system operators.

    The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic under-capitalization. Recent investments by Sprint and Worldcom in wireless operators had a significant effect upon the industry. One effect has been to attract major competitors. Cisco is testing high-speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. It is a variant of OFDM. We face other major competition in the wireless market as well.

    The wireless industry also competes with other technologies such as cable and DSL, to provide high-speed Internet access. Cable companies providing Internet access and telephone companies providing Internet access through DSL service are expanding into areas that were previously considered commercially reachable only by wireless service. The principal disadvantage of wireless is that it currently requires a direct line-of-sight between the wireless operator's antenna and the customer's location. Physical interruptions such as buildings, trees or uneven terrain can interfere with reception, thus limiting broadband wireless system operators' customer bases. In addition, wireless customers face a number of licensing and regulatory restrictions.

    Conditions in the wireless market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. There can be no assurance that the wireless industry market will grow or that our products will be accepted in the emerging market.

  EVOLVING INDUSTRY STANDARDS, COMPETING TECHNOLOGIES, AND TECHNOLOGICAL CHANGES MAY HURT OUR BUSINESS.

    Our products are not in compliance with the DOCSIS standard that has been adopted by cable operators or with the DAVIC standard that is supported in Europe. The emergence of these standards has hurt our cable business, and the adoption of wireless industry standards in the future could also have a similar adverse effect.

    The market for high-speed Internet access products is characterized by rapidly changing technologies and short product life cycles. The rapid development of new competing technologies increases the risk that our products could be rendered noncompetitive. Future advances in technology may not be beneficial to, or compatible with, our business and products, and we might not be able to respond to the changes in technology, or our response might not be timely or cost-effective. Market acceptance of new technologies and our failure to develop and introduce new products and enhancements to keep pace with technological developments could hurt our business.

    Some firms that are developing broadband wireless systems and products are much larger than we are. These firms and other smaller firms are not all using the same technological base and approach. In order to promote their products, these competing firms are seeking to develop consortia and other alliances to promote their technology as the industry standard. If technologies other than the approach we are pursuing are adopted as the standard, our products could lose acceptance in the marketplace and our growth would be seriously impaired.

  WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

    Our market is intensely competitive, and we expect even more competition in the future. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support, and other resources, as well as greater name recognition and access to customers, than we have. One of our principal competitors, Cisco, has recently announced that it has a competitive wireless technology that will provide superior cost/benefit performance and will operate successfully in environments in which it is difficult to obtain a clear line-of-sight as well as environments with multi-path interference (around buildings, flat roofs and water, for example). Although we believe Cisco has not yet installed a commercially operating system using this technology, we cannot assure you that it will not do so or that Cisco's system will not provide benefits superior to ours. We believe that other companies also have products under development to mitigate line-of-sight limitations.

    We are primarily engaged in the market for FBBW high-speed Internet access equipment. In addition, our customers compete with other forms of high-speed Internet access including DSL and cable. While we believe our products and services are competitive with or superior to those of our competitors, our product development may be adversely affected by the lack of engineering resources. Conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to our competitors. There can be no assurance that we will be able to compete successfully in the future.

    We have agreed with Sprint that in the future we will allow third parties to license our technology and offer products in competition with ours, using our technology. This could generate significant new competitive challenges for us. It might also not meet our objective of creating a defacto standard for working systems.

    Our business depends upon the technical success and working relationships of our allies producing other parts of the system. As an example, one transceiver must be installed for each Hybrid Wireless Broadband Router. California Amplifier has the major share of the transceiver market in Sprint and many other accounts and our customer sales would be limited if California Amplifier fails to meet their needs. Three vendors produce transmitters and the vendor is often chosen because their product already matches the transmitters in place when the spectrum is acquired. Two transmitter producers, Thomcast and EMCEE, resell Hybrid products. Many of the Sprint deployments use transmitters produced by ADC, a competitor to Hybrid. The head end down-converters and antennas are produced by this same group of companies. Andrew Corporation supplies transmitter antennas. The effective alliances in place that support free sales of our products may not continue to provide this support.

    To be successful, we must respond promptly and effectively to the challenges of new competitive products and tactics, alternate technologies, technological changes and evolving industry standards. We must continue to develop products with improved performance over two-way wireless transmission facilities. There can be no assurance that we will meet these challenges.

  WE FACE LITIGATION RISKS.

    We may be exposed to litigation in the future. Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of our patents, and to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs as well as a diversion of managerial resources and attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and they may claim that our products infringe upon their proprietary rights. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, as well as harm to our business, including having to enter into royalty and license agreements that may have terms that are disadvantageous to us. If litigation is successful against us, it could result in the invalidation of our proprietary rights and our incurring liability for damages, which could have a harmful effect on our business. We initiated one patent infringement litigation to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that we propose in the future to sell our patents (whether separately or together with our other assets) to any third party. Nonetheless, we may find it necessary to institute further infringement litigation in the future and third parties may institute litigation against us challenging the validity of our patents. We may also face litigation over other aspects of our business, including employment or other commercial matters that, if concluded in a manner adverse to us, could adversely affect our operating results and financial condition.

  MARKET PRESSURE TO REDUCE PRICES HAS HURT OUR BUSINESS AND THE PRESSURE IS LIKELY TO INCREASE.

    Historically, the market has demanded increasingly lower prices for our products and we expect downward pressure on the prices of our products to continue and increase. Our products are relatively expensive for the consumer electronics and the small office or home office markets. For example, customers who purchase one of our modems must usually also purchase an Ethernet adaptor. Market acceptance of our products, and our future success, will depend in significant part on reductions in the unit cost of our client modems. Sprint and other large-scale customers have increased the downward pressure on our prices. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have historically been negative and which must substantially improve in order for us to operate profitably.

  WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON SINGLE-SOURCE COMPONENTS, AND SOME OF THE COMPONENTS ARE BECOMING OBSOLETE.

    We configure, test, and perform quality assurance procedures on the final product at the Hybrid facility. We outsource manufacturing of the product modules to third parties, while maintaining a limited in-house manufacturing capability for pre-production assembly and testing.

    Our Series 2000 client routers are manufactured by Sharp Corporation through an agreement we have had since early 1997 with Sharp and its distributor, Itochu Corporation. We have not developed an alternative manufacturing source given the quality of the Sharp product and our limited volumes. We continue cost reduction efforts in response to market pressures to reduce our prices. Given that Sharp remains our only manufacturing source of our routers and production rates remain level, our ability to reduce the manufacturing costs may be limited.

    Our CyberManager 2000 is built on the Ultra 10/Solaris platform by installing our proprietary network subscriber and network management software. Our CyberMaster Downstream Router and CyberMaster Upstream Router are built on Intel's Pentium-based PCI/ISA-based computer cards installed in a standard rack-mounted chassis from Industrial Computer Source. Our proprietary software, Hybrid OS, is overlaid on a standard Berkeley Systems operating system for the CMD and CMU.

    We are dependent upon these and other key suppliers for a number of components within our Series 2000 products. The WBR series routers use a Texas Instrument chip set for the 64-QAM demodulator. Hitachi is the sole supplier of the processors used in our routers. Intel is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed (due to shortages or other factors). Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could adversely affect our business.

  OUR LONG SALES CYCLE MAKES IT DIFFICULT FOR US TO FORECAST REVENUES, REQUIRES US TO INCUR HIGH SALES COSTS AND AGGRAVATES FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. OUR SALES CYCLE MAY GET LONGER.

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

    Over the last year, the marketplace has consolidated so that our principal customers and potential customers are large service providers including telecommunications companies. This consolidation has greatly increased our selling expenses and lengthened our sales cycle.

  INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

    Although we currently sell our products primarily in the United States and Canada, we are pursuing opportunities in other countries and we believe that international sales may represent an increasingly greater proportion of our sales in the future. In 2000, international sales accounted for 24% of our gross sales, compared to 5% in 1999. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers ("VARs") or integrators. These VARs may not remain exclusive Hybrid distributors and will attempt rather to meet the needs of their customers. They also compete with each other in some areas so it may be difficult for Hybrid to protect its international distribution channels. In addition, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will be dependent on our VARs to develop compliant transceivers and transmitters, which may slow deployment in some international markets.

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

  WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

    We rely on a combination of patent, trade secret, copyright and trademark laws in addition to contractual restrictions to establish and protect our intellectual property rights. We cannot assure that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We have initiated one patent infringement lawsuit to enforce our patent rights, and it resulted in a settlement in which we granted licenses to the defendants containing certain terms that are in some respects favorable for them, including a right of first refusal to purchase our patents that we granted to one defendant (Com21, Inc.) in the event that in the future we propose to sell our patents (separately or together with our other assets) to any third party. We do not know whether we will bring litigation in the future in an effort to assert our patent rights, or whether other companies will bring litigation challenging our patents. Any such litigation could be time consuming and costly and could result in our patents being held invalid or unenforceable. Furthermore, even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any such patents.

    We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with certain of our suppliers, distributors, and customers, in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps we take to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States.

    We have in the past received, and may in the future receive, notices from certain persons claiming that our products, software or asserted proprietary rights infringe the proprietary rights of such persons. We expect that developers of wireless and cable modems will be increasingly subject to infringement claims as the number of products and competitors in our market grows. While we are not currently subject to any such claim, any future claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us if at all.

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

  GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

    We are subject to varying degrees of governmental, federal, state and local regulation. For instance, the jurisdiction of the FCC extends to high-speed Internet access products such as ours. The FCC has promulgated regulations that, among other things, prescribe the installation and equipment standards for communications systems. Furthermore, regulation of our customers may adversely affect our business.

    The capacity of downstream spectrum in the MMDS band is not a problem for current deployments but the upstream constraints severely limit capacity. Our customers generally only have MDS 1 and 2 for the return. This gives 12 MHz bandwidth enhanced to 50 MHz if using ten sector return antennas. Any increase in this capacity or the deployment of more cells usually requires additional spectrum. Each of our customers has filed for two-way operation in the MMDS band for the end of year 2000 but the FCC has to approve their filings. Operators in nearby cities must co-operate and show their plans do not cause interference. Delays in approvals by the FCC to open up MMDS spectrum to permit flexible use for upstream and downstream paths may adversely affect our future growth. If the FCC changes its decision to open the MMDS spectrum for full utilization, the future growth of the wireless industry could be limited.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Independent Auditor's Report	31
Financial Statements:
Balance Sheets as of December 31, 2000 and 1999	32
Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998	33
Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 1999, and 1998	34
Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.	35
Notes to Financial Statements	36
Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited). Two years ended December 31, 2000	54

INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California

    We have audited the accompanying balance sheets of Hybrid Networks, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants
Orange, California
February 16, 2001

HYBRID NETWORKS, INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,878	$13,394
Accounts receivable, net of allowance for doubtful accounts of $200 in 2000 and 1999	7,699	1,138
Inventories	7,303	3,755
Prepaid expenses and other current assets	519	234

Total current assets	17,399	18,521
Property and equipment, net	2,000	2,244
Intangibles and other assets	265	387

Total assets	$19,664	$21,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of capital lease obligations	29	336
Accounts payable	4,529	2,035
Accrued liabilities and other	6,517	4,623

Total current liabilities	11,075	6,994
Convertible debentures	5,500	23,827
Capital lease obligations, less current portion	—	29
Other long-term liabilities	132	122

Total liabilities	16,707	30,972

Commitments and contingencies (Notes 6,8,9, and 10)
Stockholders' equity (deficit):
Convertible preferred stock, $.001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares in 2000 or 1999	—	—
Common stock, $.001 par value:
Authorized: 100,000 shares;
Issued and outstanding: 21,935 shares in 2000 and 11,481 shares in 1999	22	11
Additional paid-in capital	125,899	75,823
Unrealized gain on available-for-sale securities	—	107
Accumulated deficit	(122,964)	(85,761)

Total stockholders' equity (deficit)	2,957	(9,820)

Total liabilities and stockholders' equity (deficit)	$19,664	$21,152

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Gross sales	$29,924	$13,423	$12,418
Sales discounts	(7,129)	(407)	—

Net sales	22,795	13,016	12,418
Cost of sales	23,139	13,341	14,046

Gross loss	(344)	(325)	(1,628)

Operating expenses:
Research and development	6,715	4,191	7,771
Sales and marketing	16,491	1,740	3,642
General and administrative	11,625	7,660	8,933
Asset impairment charge	—	—	1,250
Write off of technology license	—	—	1,283

Total operating expenses	34,831	13,591	22,879

Loss from operations	(35,175)	(13,916)	(24,507)
Interest income and other expense	(717)	171	779
Interest expense	(1,311)	(8,447)	(897)

Net loss	$(37,203)	$(22,192)	$(24,625)

Basic and diluted loss per share	$(2.03)	$(2.08)	$(2.37)

Shares used in basic and diluted per share calculation	18,309	10,678	10,410

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Comprehensive Income(loss)	Accumulated Deficit		Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 1998	—	$—	10,345	$10	$66,145	$92	$(38,944)	$27,303
Exercise of common stock options	—	—	127	—	87	—	—	87
Grant of stock bonus awards	—	—	1	—	5	—	—	5
Charge due to acceleration of options	—	—	—	—	24	—	—	24
Reclassification for gains included in net loss	—	—	—	—	—	(92)	—	(92)	$(92)
Net loss	—	—	—	—	—	—	(24,625)	(24,625)	(24,625)

Comprehensive loss	—	—	—	—	—	—	—	—	$(24,717)

Balances, December 31, 1998	—	—	10,473	10	66,261	—	(63,569)	2,702
Exercise of common stock options	—	—	251	—	345	—	—	345
Stock issued for services	—	—	7	—	56	—	—	56
Sales discount recognized on issuance of warrants to customers	—	—	—	—	407	—	—	407
Compensation recognized on issuance of stock options	—	—	—	—	975	—	—	975
Class action settlement stock issued	—	—	750	1	385	—	—	386
Discount related to beneficial conversion of notes	—	—	—	—	7,394	—	—	7,394
Unrealized gain on investments	—	—	—	—	—	107	—	107	$107
Net loss	—	—	—	—	—	—	(22,192)	(22,192)	(22,192)

Comprehensive loss	—	—	—	—	—	—	—	—	$(22,085)

Balances, December 31, 1999	—	—	11,481	11	75,823	107	(85,761)	(9,820)
Exercise of common stock options	—	—	1,181	1	1,348	—	—	1,349
Exercise of warrants	—	—	71	1		—	—	1
Convertible debt conversion	—	—	6,691	7	19,930	—	—	19,937
Stock Bonus	—	—	3	—	27	—	—	27
Sales discount recognized on issuance of warrants to customer	—	—	—	—	20,800	—	—	20,800
Compensation recognized on issuance of stock options	—	—	—	—	4,596	—	—	4,596
Class action and other lawsuit settlement stock issued	—	—	2,508	2	3,301	—	—	3,303
Discount related to beneficial conversion of notes	—	—	—	—	74	—	—	74
Unrealized gain on investments	—	—	—	—	—	(107)	—	(107)	$(107)
Net loss	—	—	—	—	—	—	(37,203)	(37,203)	(37,203)

Comprehensive loss	—	—	—	—	—	—	—	—	$(37,310)

Balances, December 31, 2000	—	$—	21,935	$22	$125,899	$—	$(122,964)	$2,957

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(37,203)	$(22,192)	$(24,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,139	1,323	1,883
Amortization of discount related to beneficial conversion feature	—	7,394	—
Issuance of stock for settlement of litigation	2,000	—	—
Asset impairment charge	—	—	1,250
Provision for doubtful accounts	—	—	200
Provision for excess and obsolete inventory	(862)	529	1,691
Compensation recognized upon issuance of stock and stock options	4,596	1,031	—
Common stock issued to induce conversion of debenture	1,170	—	—
Beneficial conversion of convertible debentures	149	—	—
Sales discounts recognized on issuance of warrants to customers	20,800	407	—
Stock bonus	27	—	5
Charge for accelerated vesting of options	—	—	24
Interest added to principal of convertible debentures	368	226	—
Gain on available for sale of securities	(107)	107	—
Write off technology license	—	—	1,283
Change in assets and liabilities:	—
Restricted cash	—	515	(515)
Accounts receivable	(6,561)	295	(505)
Inventories	(2,686)	940	(645)
Prepaid expenses and other current assets	(270)	630	(502)
Accounts payable	2,494	(28)	(222)
Other long term liabilities	8	68	—
Accrued liabilities and other	3,196	738	1,376

Net cash used in operating activities	(11,742)	(8,017)	(19,302)

Cash flows from investing activities:
Purchase of property and equipment	(788)	(21)	(3,907)
Disposal of property and equipment	—	—	74
Change in other assets	—	—	(74)
Purchase of short-term investments	—	—	(11,772)
Proceeds from disposal of short-term investments	—	—	12,665

Net cash used in investing activities	(788)	(21)	(3,014)

Cash flows from financing activities:
Repayment of capital lease obligations	(335)	(465)	(478)
Net proceeds from issuance of common stock	1,349	345	87
Proceeds from issuance of convertible debentures and related common stock warrants	—	18,101	—

Net cash provided by (used in) financing activities	1,014	17,981	(391)

Increase (Decrease) in cash and cash equivalents	(11,516)	9,943	(22,707)
Cash and cash equivalents, beginning of period	13,394	3,451	26,158

Cash and cash equivalents, end of period	$1,878	$13,394	$3,451

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock issued to settle class action liability	$1,303	$386	$—
Property and equipment acquired under capital leases	—	—	280
Common stock issued in conversion of convertible debt	18,694	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	855	710	802
Income taxes paid	—	—	—

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC

NOTES TO FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

    The Company, which was incorporated in Delaware on June 6, 1990, is a broadband access equipment company that designs, develops, manufactures and markets wireless and cable systems that provide high-speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the local connection to the end user which causes slow response time for those accessing bandwidth intensive information.

2. BASIS OF PRESENTATION

    The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $122,964,000 as of December 31, 2000, and $85,761,000 as of December 31, 1999. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997, and over $18 million from the issuance and sale of convertible debentures in September 1999, and in February 2001, the Company entered an agreement with a fund of the Palladin Group that provided the Company with an initial $7.5 million in cash, and may provide the Company up to an additional $7.5 million in the future, the Company is losing money at a rate that will require it to raise additional capital in the future.

    The Company may seek additional financing during 2001 through debt, equity or equipment lease financing or through a combination of financing vehicles (including the possible exercise of warrants issued to Sprint Corporation ("Sprint") as discussed in Note 6). The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and, ultimately, generating sufficient revenues to obtain profitable operations. There is no assurance that the Company will be successful in these efforts.

    At December 31, 2000, the Company's liquidity consisted of cash and cash equivalents of $1,878,000 and working capital of $6,324,000. The Company's indebtedness consisted of $5.5 million in convertible debentures.. The Company believes that its cash balance, plus anticipated revenues from operations, and non-operating cash receipts will be sufficient to meet the Company's working capital and expenditure needs through the year 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

    The estimated fair values for financial instruments under SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of available-for-sale securities is based on market prices for the securities and is equivalent to its carrying value. The fair values of capital leases and convertible debentures are based upon borrowing rates that are available to the Company for obligations with similar terms, collateral, and maturity. At December 31, 2000, the estimated fair value of these liabilities approximate their carrying values.

Business Risks and Credit Concentration

    The Company sells its products primarily to broadband wireless system operators principally in North America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company also maintains allowances for potential losses on collectability of accounts receivable, as needed, and such losses have been within management's expectations.

    The Company operates in the intensely competitive and rapidly changing communications industry which has been characterized by rapid technological change, evolving industry standards, and federal, state and local regulation which may impede the Company's penetration of certain markets.

    The Company currently operates in one industry segment with one product line. The Company's future success depends upon its ability to develop, introduce, and market new products, its ability to obtain components from key suppliers, obtaining sufficient manufacturing capacity, and the success of the broadband access business. The Company may experience future fluctuations in operating results and declines in selling prices.

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

    The Company derived 77% of its revenue in 2000 from two customers and this concentration represents a risk to the Company. If there were significant reductions in sales to these customers and should the Company be unable to replace this business with sales to alternative customers, there would be a negative impact on the Company.

    In accordance with SFAS No. 105, disclosure is required of significant concentrations of credit risk from one or more counterparties for all financial instruments. The Company had accounts receivable from two customers at December 31, 2000 that together represented 98% of total accounts receivable. The inability to collect receivables from either one of these customers would have a significant negative impact on the Company.

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

Property and Equipment

    Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of two to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures, which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Intangibles and Other Assets

    At December 31, 2000 and 1999, intangibles and other assets included deferred financing costs relating to fees incurred in connection with the issuance of a senior convertible debenture in April 1997. The deferred financing costs are amortized over the five-year life of the debenture (see Note 6). Total accumulated amortization of deferred financing costs as of December 31, 2000 and 1999 was $320,000 and $213,000, respectively. At December 31, 1997, intangibles also included the value assigned to the purchase of certain technologies relating to a technology support and development agreement signed in November 1997. In connection with entering into the technology support and development agreement, the Company issued a five-year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share. The amount attributed to the value of the warrants was $2,200,000. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value. The unamortized value of the technologies of approximately $1,283,000 was charged to expense in the second quarter of 1998 as it was determined to be of no further value to the Company.

Revenue Recognition

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of December 31, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $5.6 million, of which $4.9 million was in connection with shipments to Sprint. Sprint's purchases of head end equipment are generally subject to testing and acceptance procedures and the Company anticipates that it will continue to defer recognition of revenue for those shipments until those procedures have been satisfied and the products have been accepted by Sprint. In 2000, the Company recognized $16.1 million as gross revenue from sales to Sprint.

    During 2000, we generally sold our software together with a one-year technical support contract, for which we charge separately, to provide upgrades, maintenance, system support, and service. We recognized revenue on the software sale without reference to the maintenance contract, and we recognized revenue on the technical support contract over its term on a straight-line basis. Prior to 2000, we generally sold our software together with a three-year technical support contract for which we did not charge separately. We recognized the revenue attributable to these software and technical support contracts over the three-year period. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

Product Development Costs

    Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86) requires the capitalization of certain software development costs from when technological feasibility is established, which the Company defines as completion of a working model and when the software is available for sale to the Company's customers. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

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

Computation of Basic and Diluted Loss Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of loss per share.

Comprehensive Income (Loss)

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has presented comprehensive income (loss) for each period presented within the Statement of Stockholder's Equity (Deficit).

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

Reclassification

    Certain reclassifications have been made to the 1999 and 1998 financial statements in order to conform to the 2000 presentation. Such reclassifications had no effect on the previously reported net loss.

4. INVENTORIES

    Inventories are comprised of the following (in thousands):

	2000	1999
Raw materials	$2,633	$2,251
Work in progress	1,144	190
Finished goods	3,526	1,314

	$7,303	$3,755

    At December 31, 2000 and 1999, finished goods inventory included $2,730,000 and $0, respectively, of equipment that had been shipped to customers but for such shipments the related revenue was deferred pending final customer acceptance.

    The allowance for excess and obsolete inventory was $1,980,219 and $2,842,000 at December 31, 2000 and 1999, respectively. The provision for excess and obsolete inventory included in cost of sales was $235,000, $529,000 and $1,691,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	December 31,
	2000	1999
Machinery and equipment	$3,828	$3,059
Office furniture and fixtures	747	747
Leasehold improvements	1,922	1,914

	6,497	5,720
Less accumulated depreciation and amortization	(4,497)	(3,476)

	$2,000	$2,244

    Furniture and equipment purchased under capital leases included in the above table total $681,000 and $1,687,000 less accumulated amortization of $391,000 and $1,422,000 as of December 31, 2000 and 1999, respectively.

    Depreciation and amortization expense related to property and equipment was $1,139,000, $1,215,000, and $1,233,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

    The Company's capital expenditures exceeded the maximum capital expenditures allowed for the 12 months ending March 31, 1999. The holder has waived this condition for the 12 month period ending March 31, 1999.

Issuances of Securities to Sprint Corporation and to Other Investors

    In September 1999, the Company issued to Sprint Corporation ("Sprint") a convertible debenture in the face amount of $11 million due in 2009 and bearing interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly)(the "Sprint Debenture"). The Sprint Debenture was convertible at any time after December 31, 1999, at Sprint's option, into 3,907,775 shares of the Company's common stock at a conversion price of $2.85 per share (including accrued interest) (subject to adjustment). At any time on or after December 31, 2000, the Company could require the conversion of the Sprint Debenture. Concurrently with the issuance of the foregoing securities to Sprint, the Company issued to certain other investors for $7.1 million convertible debentures in the face amount of $7.1 million due in 2009 and bearing interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). These debentures had substantially the same terms as the Sprint Debenture. Like the Sprint Debenture, these debentures were exercisable by the holders at any time after December 31, 1999, at their option, into 2,522,291 shares of the Company's common stock (subject to adjustment and including accrued interest). At any time on or after December 31, 2000, the Company could require the conversion of the debentures. The conversion price was $2.85. The investors that purchased the debentures were (i) partnerships associated with a firm of which a director of the Company is an executive partner; (ii) a partnership managed by a firm of which a former director (who was a director at the time of the investment) is a general partner; and (iii) an individual who is a director of the Company. During the quarter ended June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal amounting to a face value of $18.1 million plus accrued interest through June 30, 2000, of $594,000, into 6,559,310 shares of common stock. Upon the conversion, we paid a premium as an inducement to the holders' equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of common stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of common stock. The fair value of the stock was $8.87 per share at the time the premium was paid creating a beneficial conversion element valued at $1,170,000, which was recorded to interest expense at June 30, 2000.

    In September 1999, at the time of Sprint's purchase of our debentures, we issued to Sprint, warrants to purchase up to $8.4 million of additional convertible debentures (subject to the shipment of up to $10 million of products and services pursuant to purchase orders) which debentures will be convertible into up to 2,946,622 shares of our common stock on the same terms and conditions as the convertible debentures referred to above. Ten percent of the warrants became exercisable on the shipment dates when aggregate shipments of products and services pursuant to purchase orders submitted by Sprint to the Company were at least $1 million. With each additional $1 million of shipments, Sprint was entitled to exercise an additional 10% of the warrants until the aggregate shipments were $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge will be recorded. The amount of such shipments during the year ended December 31, 2000 reached the $10,000,000 maximum and, based on the warrants' conversion ratio, this amount gave Sprint the right to receive 2,946,622 shares of the Company's common stock under the warrants, if exercised in full. The final value of this purchase right, using the Black-Scholes valuation model, was $20,800,000. Of this amount, $7,129,000 was recorded as a direct sales discount to offset recognized sales to Sprint. The balance of $13,671,000 was recorded as an operating expense of the Sales and Marketing department.

    Assuming as of December 31, 2000, that Sprint would exercise all of its purchase warrants, it would own 7,013,068 shares of our common stock, representing approximately 28.2% of the 24,881,570 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of December 31, 2000, all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 21.6% of the 32,431,063 fully diluted shares of our common stock that would then be outstanding. In addition, under the terms of our agreements with Sprint, Sprint has substantial rights with respect to our corporate governance. Two of our directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party.

    The Company also issued to Sprint in September 1999 a $1,000 debenture due in 2009 which is convertible by Sprint at any time into a newly created Series J preferred stock of the Company. Under the purchase agreement for the debentures and under the terms of the Series J preferred stock, Sprint has the right to elect two directors to the Company's board of directors and Sprint's approval will be required for many types of decisions involving corporate governance (including veto rights over most material actions the Company might take, see Note 10 below). In addition, Sprint has certain rights of first refusal and preemptive rights in respect of certain issuance's of securities by the Company and other rights, including a right of first refusal with respect to any change of control agreement (as defined), which right of first refusal it can assign to third parties.

7. ACCRUED LIABILITIES AND OTHER

    Accrued liabilities and other consists of the following (in thousands):

	2000	1999
Accrued payroll and related accruals	$813	$173
Accrued class action settlement and related legal expenses	775	2,946
Deferred revenue and customer deposits	3,916	797
Other liabilities	1,013	707

	$6,517	$4,623

8. COMMITMENTS

Lease Obligations

    The Company entered into certain non-cancelable operating and capital lease commitments, which expire at various dates through April 2004. Capital leases bear interest at rates ranging from 7.6% to 10.1%. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Capital Leases	Operating Leases
2001	$30	$899
2002		950
2003		976
2004		406
Thereafter

	30	$3,231

Less amount representing interest	(1)

	29
Less current portion	(29)
	$—

    Rent expense for 2000, 1999 and 1998 was approximately $926,000, $1,064,000, and $955,000, respectively.

    The Company's only long-term operating lease is for approximately 55,000 square feet of office, research and development, and manufacturing space in San Jose, CA. This sublease expires in April 2004.

Employment Agreements

    The Company has entered into employment agreements with two officers and retention agreements with two others. The agreements provide for aggregate annual salaries of $1,240,000 until the employee voluntarily terminates or renegotiates the agreement. The agreements may be canceled at any time for cause. If the Company terminates the agreements for reasons other than cause, aggregate severance due under the agreements would be $1,240,000.

9. CONTINGENCIES

Class Action Litigation

    In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against the Company, two of its directors, four former directors and two former officers. The lawsuits were brought on behalf of purchasers of the Company's common stock during the class period commencing November 12, 1997 (the date of the Company's initial public offering) and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits (the State Actions) also named as defendants the underwriters in the Company's initial public offering, but the underwriters have since been dismissed from the cases.

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

    In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California (the Federal Actions). Both of the Federal Actions were brought against the same defendants as the State Actions, except that the second Federal Action also named as a defendant Price Waterhouse Coopers, LLP (PWC), the Company's former independent accountants. (The underwriters in the Company's initial public offering were named as defendants in the first Federal Action lawsuit but were subsequently dismissed.) The class period for the first Federal Action is from November 12, 1997 to June 1, 1998, and the class period in the second Federal Action extends to June 17, 1998. The complaints in both Federal Actions claimed that the Company and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The Company and the other defendants denied these charges of wrongdoing.

    The Company and the other parties (other than PWC) to the State Actions and the Federal Actions reached an agreement to settle the lawsuits in March 1999, which agreement was approved by the U.S. District Court for the Northern District of California in June 1999. In November 1999, the settlement of State Actions and the Federal Actions became final. The time to appeal from the court's approval of the settlement has expired. Under the settlement, (i) the Company's insurers paid $8.8 million on the behalf of the Company and the officer and director defendants, and (ii) the Company issued 3,045,000 shares of common stock to the plaintiffs and their counsel (750,000 shares were issued in November 1999, and 2,295,000 shares were issued in February 2000), representing 21.9% of the shares of the Company's common stock that were outstanding at the end of February 2000. As a result of the settlement and a related agreement between the Company and its insurers, the Company has paid, and will not be reimbursed by its insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by its insurance, and the Company does not have insurance coverage for the attorneys fees and expenses relating to the settlement that it incurs in the future.

SEC Investigation

    In October 1998, the Securities and Exchange Commission began a formal investigation of the Company and certain individuals with respect to the Company's 1997 financial statements and public disclosures. The Company produced documents in response to the Securities and Exchange Commission's subpoena and cooperated with the investigation. A number of current and former officers and employees and outside directors testified before the Securities and Exchange Commission's staff.

    In November 1999, the SEC staff attorneys informed the Company in writing that the staff intended to file a civil injunctive action and seek civil monetary penalties against the Company for alleged violations of the federal securities laws.

    On June 29, 2000, the SEC filed in the United States District Court for the Northern District of California a complaint against the Company and three former employees. On the same day, the court approved the Company's settlement with the SEC and entered judgment against the Company. The court's order enjoins the Company from violating the books and records and related provisions of the federal securities laws but does not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. At December 31, 2000, the Company has accrued $775,000 in legal fees in connection with this settlement and related continuing matters. The Company does not believe, based on current information, that the order will have a material adverse impact on the Company's business or financial condition.

Pacific Monolithics Lawsuit

    In March 1999, Pacific Monolithics, Inc. (which had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession) filed a lawsuit in Santa Clara County Superior Court, California against the Company, two of its directors, four former directors (one of whom was subsequently dismissed), a former officer and PWC. The lawsuit concerns an agreement that the Company entered into in March 1998 to acquire Pacific Monolithics through a merger, which acquisition was never consummated. The complaint alleged that the Company induced Pacific Monolithics to enter into the agreement by providing it with financial statements, and by making other representations concerning the Company's financial condition and results of operations, which were false and misleading, and further alleged that the Company wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted the Company's motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration.

    In October 1999, the plaintiff filed a demand for arbitration against the Company and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleged claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand sought unspecified compensatory and punitive damages, pre-judgement interest and attorneys' fees and costs. In November 1999, the Company and the individual defendants answered the demand by denying the claims and seeking an award of attorneys' fees and costs pursuant to the agreement for the proposed merger. The arbitration hearing was scheduled to be held in September 2000.

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

    Pursuant to the terms of the Agreement, in full settlement and compromise of all of Pacific Monolithics' claims against the Company and its current and former officers and directors, and in exchange for Pacific Monolithics full release thereof, the Company agreed to deliver to Pacific Monolithics the total sum of 213,333 shares of the Company's common stock, valued at $2,000,000 as of July 7, 2000.

    The Company delivered 213,333 shares of its common stock to Pacific Monolithics on September 14, 2000. On September 19, 2000, the Company filed, and the Santa Clara Superior Court entered, a Request for Dismissal with Prejudice of the lawsuit.

10. STOCKHOLDERS' EQUITY

Preferred Stock

    The Board of Directors has authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. In September 1999, the Board authorized a Series J preferred stock with special voting rights; including the right to elect two members of the Board and veto rights over the following:

  •
  adopting an Annual Business Plan (as defined) or taking any actions that materially deviate from such plan;

  •
  making any capital expenditures in excess of $2 million in the aggregate in any fiscal year, except to the extent contemplated in the Annual Business Plan;

  •
  making any acquisition or disposition of any interests in any other person or business enterprise or any assets, in a single transaction or a series of related transactions, in which the fair market value of the consideration paid or received by the Company exceeds $1 million;

  •
  organizing, forming or participating in any joint venture or similar entity involving the sharing of profits in which the assets or services to be contributed or provided by the Company to such joint venture or other entity have a fair market value in excess of $1 million;

  •
  forming a subsidiary;

  •
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

  •
  entering into any transaction between the Company, on the one hand, and any affiliate or associate of the Company (as defined), on the other, other than the payment of compensation and other benefits to employees and directors in the ordinary course of business;

  •
  declaring or paying any dividend or other distribution with respect to the capital stock of the Company;

  •
  incurring any indebtedness for borrowed money or capital lease obligations that are not expressly contemplated in the then-current Annual Business Plan in excess of $250,000 in the aggregate during any fiscal year;

  •
  amending the Company's Certificate of Incorporation or Bylaws or creating or amending any stockholders' rights plan;

  •
  declaring bankruptcy; or

  •
  liquidating or dissolving the Company.

    None of the Series J preferred stock was outstanding at December 31, 2000.

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

    In connection with the issuance of Series G preferred stock in July 1996, and the 1996 equipment lease line, the Company issued warrants to purchase 58,021 and 5,802 shares of common stock, respectively, at $10.34 per share. During 2000, a warrant to purchase 58,021 shares was exercised for a net exercise of 22,039 shares of common stock. The remaining warrants are exercisable at any time and expire in August 2006.

    In connection with the issuance of convertible promissory notes in June 1996, which were later converted into Series G preferred stock, the Company issued warrants to purchase 167,037 shares of common stock at $4.73 per share. In connection with the issuance of Series D preferred stock May 1995, the Company issued warrants, at $.001 per warrant, to purchase 592,593 shares of common stock at $4.73 per share. In December 1997, a warrant to purchase 132,225 shares was exercised for a net exercise of 99,850 shares of common stock. During 2000, a warrant to purchase 53,213 shares was exercised for a net exercise of 39,682 shares of common stock. The remaining warrants are exercisable at any time and expire in June 2001.

    During 1996, the Company issued warrants, at $.001 per warrant, to purchase 76,245 shares of common stock at $4.73 per share. In connection with technology transferred and the 1995 equipment lease line, the Company issued warrants to purchase 169,259 and 8,466 shares of common stock, respectively, at $4.73 per share. During 1996, a warrant to purchase 169,259 shares was exercised for a net exercise of 91,921 shares of common stock. During 2000, a warrant to purchase 6,005 shares was exercised for a net exercise of 4,905 shares of common stock. The remaining warrants are exercisable at any time and 70,240 expire in June 2001 and 8,466 expire August of 2005.

    In September 1997, the Company issued warrants to purchase 252,381 shares of common stock in connection with the convertible subordinated notes payable, at an exercise price of $10.91. In October 1997, the Company issued warrants to purchase 2,659 shares of common stock in connection with obtaining a bank credit facility at an exercise price of $10.91. In November 1997, warrants to purchase 151,267 shares of common stock were exercised for a net exercise of 76,096 shares of common stock. During 2000, a warrant to purchase 18,599 shares was exercised for a net exercise of 4,818 shares of common stock. These warrants are exercisable at any time and 82,515 expire in September 2002 and 2,659 expire in October 2002.

    In November 1997, the Company issued a five year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share, in connection with a technology support and development arrangement.

    In June 1999, the Company issued a five year warrant to purchase 210,000 shares of common stock at an exercise price of $0.50 per share to two customers in accordance with their volume purchase agreements. The fair value of the warrants of $407,000 was recorded as a discount on sales.

    In September 1999, the Company issued to Sprint Corporation warrants to purchase $8.4 million of convertible debentures, as described in Note 6 of the Notes to Financial Statements. These debentures are convertible to 2,946,622 shares of common stock at an exercise price of $2.85 per share. The fair value of these warrants amounted to $20,800,000. Of this amount, $7,129,000 was recorded as a direct sales discount and the balance of $13,671,000 was recorded as an operating expense of the Sales and Marketing department. Substantially all of the warrants are subject to net exercise provisions. The Company has reserved shares for the exercise of all the warrants.

    A summary of outstanding warrants as of December 31, 2000 follows:

Number Outstanding	Exercise Price	Expiration Date
644,411	$4.73	June 2001
458,295	10.91	November 2002
82,515	10.91	September 2002
2,659	10.91	October 2002
2,946,622	2.85	September 2004
210,000	0.50	June 2005
8,466	4.73	August 2005
5,802	10.34	August 2006

4,358,770

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

    Activity under the plans is set forth below (in thousands, except per share data):

	Shares Available	Options Outstanding	Value of Options Outstanding	Weighted Average Exercise Price
Balances, January 1, 1998	2,024	1,926	5,885	3.06
Options granted	(1,445)	1,445	4,527	3.13
Stock bonus award	(1)	—	—	—
Options canceled	511	(509)	(1,871)	3.66
Options exercised		(127)	(87)	0.70

Balances, December 31, 1998	1,089	2,735	8,454	3.09

Additional shares reserved	5,524
Options granted	(4,075)	4,075	9,015	2.21
Options canceled	1,664	(1,664)	(4,388)	2.64
Options exercised		(251)	(357)	1.42

Balances, December 31, 1999	4,202	4,895	$12,724	$2.60

Additional shares reserved
Options granted	(2,442)	2,442	30,319	12.42
Options canceled	1,086	(1,085)	(6,365)	5.86
Options exercised		(1,181)	(11,842)	10.04

Balances, December 31, 2000	2,846	5,071	24,836	$4.90

    For the years ended December 31, 2000, 1999, and 1998, the weighted average fair value of options granted was $12.25, $2.04, and $2.34 per share, respectively.

    As of December 31, 2000, the stock options outstanding were as follows (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 to $0.54	1,037	5.74	$0.50	611	$0.50
$1.08 to $2.19	397	3.02	2.14	175	2.08
$3.63 to $5.13	1,111	3.75	3.74	371	3.86
$5.31 to $8.78	653	5.29	7.35	195	8.31
$9.00 to $11.25	528	4.51	9.99	20	10.61
$12.19 to 19.75	1,345	4.17	16.60	281	17.03

	5,071	4.49	$7.48	1,653	$5.27

    As of December 31, 1999 and 1998, options to purchase 1,658,000 and 917,000 shares were exercisable at an average weighted exercise price of $1.87 and $2.56 per share, respectively.

    The Company has elected to continue to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of SFAS 123. Compensation cost has been recognized for the Company's stock option plans under APB 25 where options were granted to employees at an exercise price, which is below market value at the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in years ended 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for 2000, 1999, and 1998 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2000	1999	1998
Net loss as reported	$(37,203)	$(22,192)	$(24,625)

Net loss—pro forma	$(42,857)	$(23,061)	$(25,109)

Net loss per share—as reported	$(2.03)	$(2.08)	$(2.37)

Net loss per share—pro forma	$(2.34)	$(2.16)	$(2.41)

    The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

    In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the following weighted average assumptions for grants during 2000, 1999, and 1998: dividend yield of 0%, volatility of 0% for options issued prior to the Company's Initial Public Offering, 113% in 1998, 117% in 1999, and 124.7% in 2000, risk-free interest rates at the date of grant, and an expected term of four years.

Employee Stock Purchase Plan

    In September 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase common stock through payroll deductions. A total of 225,000 shares have been reserved for issuance under this plan. As of December 31, 2000, no shares had been purchased and all employees have withdrawn from the plan.

11. INCOME TAXES

    Provision for income taxes for each of the years ended December 31, 2000, 1999, and 1998 was $0.

    Total income tax benefit differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

	For the Years Ended
	2000	1999	1998
Total benefit computed by applying the U.S. statutory rate	-34.00%	-34.00%	-34.00%
Permanent differences	1.08%	11.40%	0.10%
Change in valuation allowance	32.92%	22.60%	33.90%

	0%	0%	0%

    Temporary differences which gave rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,
	2000	1999
Current deferred assets:
Allowance for doubtful accounts	$80	$80
Inventory reserves	789	1,132
UNICAP	666	644
Unearned revenue	1,552	302
Accrued liabilities	1,022	1,443
Book compensation for stock options	9,977	417

Total current deferred assets	14,086	4,018
Valuation allowance	(14,086)	(4,018)

	$—	$—

Long-term deferred assets:
Net operating loss carryforwards	$21,006	$16,946
Capitalized research expenditures	7,775	7,146
Tax credit carryforwards	2,884	2,524
Depreciation and amortization	843	679

Total long-term deferred assets	32,508	27,295
Valuation allowance	(32,508)	(27,295)

	$—	$—

    In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The

Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $15,281,000 and $3,721,000 in 2000 and 1999, respectively. The Company had federal and state net operating loss carry forwards of approximately $56,046,000 and $22,060,000, respectively, as of December 31, 2000 available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire in 2001 through 2020 if not utilized.

    In addition, at December 31, 2000, the Company had the following available credits to offset future tax liabilities:

	Reporting	Dates
Federal research and development credit	$1,729,000	2007-2015
State research and development credit	1,016,000	None
State manufacturing investment credit	140,000	2002-2008

    The Company's net operating loss and tax credit carry forwards may be subject to limitation in the event of ownership changes, as defined by tax laws.

12. EMPLOYEE BENEFIT PLAN

    The Company adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual compensation and the employer is allowed to make discretionary contributions. In 2000, 1999, 1998, the Company made no employer contributions.

13. RELATED PARTY TRANSACTIONS

    The Company had net sales to stockholders of $482,000 for the year ended December 31, 1998.

    See also Notes 6, 10, and 14 for transactions with Sprint.

14. BUSINESS SEGMENT AND MAJOR CUSTOMERS

    The Company operates in a single industry segment and primarily sells its products to customers in the U.S. and Canada. Sales by product category during 2000 consist of 6% to cable customers and 94% to wireless customers. In 1999, 52% of sales were to cable customers and 48% to wireless customers. In 1998, 57% of sales were to cable customers and 43% to wireless customers. Sales to international customers represented 24%, 5%, and 0% of revenues in 2000, 1999, and 1998, respectively. International sales in any one geographic area other than Canada were insignificant.

    Individual customers that comprise 10% or more of the Company's gross sales are as follows:

	Years Ended December 31,
	2000	1999	1998
Sprint Corporation	54%	28%	—
RCN Corporation	—	31%	25%
Look Communications Inc.	23%	—	—
Knology Holdings, Inc.	—	—	13%

    At December 31, 2000 and 1999, these customers accounted for $7,530,000 and $423,000, respectively, and 98% and 32%, respectively, of total accounts receivable.

15. SUBSEQUENT EVENTS

    Pursuant to a Securities Purchase Agreement dated February 16, 2001 between the Halifax Fund, a fund managed by The Palladin Group, the Company issued and sold to Palladin on February 16, 2001 certain securities. The securities included (i) a $7.5 million principal amount 6% Convertible Debenture due 2003, which will be convertible into shares of the Company's common stock; (ii) a common stock Purchase Warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of Palladin, or at the election of the Company at a price which is the lower of (a) $9.00 and (b) 94% of the daily volume weighted average price; and (iii) an Adjustment Warrant. The Adjustment Warrant will be exercisable beginning on the 18th day following the date (referred to in this discussion as the Effective Date) that there is declared effective by the Securities and Exchange Commission the registration statement that the Company is required to file with respect to the resale of the shares of common stock underlying the debentures and warrants. The Adjustment Warrant will only be exercisable, however, if the volume weighted average sale price for our common stock is not more than $7.2694. The aggregate number of shares issuable pursuant to the exercise of the Adjustment Warrant will be determined by dividing $8,625,000 by the Adjustment Price, as defined below, and then subtracting the sum of the number of shares of common stock previously issuable pursuant to the conversion of the debenture and the number issued upon any previous exercise of the Adjustment Warrant. The Adjustment Price is the average of the 15 lowest daily volume weighted average sale prices of the Company's common stock as reported on Nasdaq, not including the three lowest days, during the 65 trading day period following the Effective Date. The adjustment price will not be below $3.50. The adjustment warrant terminates three months after the end of the 65 trading day adjustment period. In consideration for such securities, Palladin paid an initial purchase price of $7,500,000. The Company granted to Palladin in the purchase agreement certain rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, Palladin and the Company also entered into a Registration Rights Agreement dated as of February 16, 2001.

SUPPLEMENTARY FINANCIAL DATA:

HYBRID NETWORKS, INC.
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)

	Three Months Ended				Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999
Net sales	$1,677	$2,747	$5,475	$12,896	$4,123	$3,004	$3,319	$2,570
Gross profit (loss)	(189)	(1,558)	992	411	(141)	(1,345)	259	902

Income (loss) from continuing operations	(7,711)	(8,994)	(12,823)	(5,647)	(3,050)	(4,282)	(2,663)	$(3,921)

Net (loss)	$(7,963)	$(10,667)	$(12,939)	$(5,634)	$(3,253)	$(4,489)	$(4,663)	$(9,787)

Earnings per share:
Basic:	$(0.57)	$(0.73)	$(0.61)	$(0.26)	$(0.31)	$(0.43)	$(0.44)	$(0.88)

Net (loss)	$(0.57)	$(0.73)	$(0.61)	$(0.26)	$(0.31)	$(0.43)	$(0.44)	$(0.88)

Diluted:	$(0.57)	$(0.73)	$(0.61)	$(0.26)	$(0.31)	$(0.43)	$(0.44)	$(0.88)

Net (loss)	$(0.57)	$(0.73)	$(0.61)	$(0.26)	$(0.31)	$(0.43)	$(0.44)	$(0.88)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by Item 10 regarding our directors is incorporated by reference to the information under the caption "Proposal No. 1—Election of Directors" in Company's definitive Proxy Statement for the Company's annual stockholders' meeting in 2001 (the "Proxy Statement") which Hybrid will file with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this report.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.
(a)		Documents filed as part of this Report:
	1.	FINANCIAL STATEMENTS. See the Index to Financial Statements at Item 8 of this Report	30
2.	FINANCIAL STATEMENT SCHEDULES.
		Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.
		Schedule II—Valuation and qualifying accounts	61
	3.	EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:
		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Registrant's Amended and Restated Certificate of Incorporation.	S-1	333-36001	11-11-97	3.03
3.02	Certificate of Designations of Series J Non-Convertible Preferred Stock of the Registrant.	8-K	000-23289	09-24-99	3.1
3.03	Registrant's Amended and Restated Bylaws, as amended on March 22, 2001					X
10.01	Amended and Restated Investors Rights Agreement dated as of September 18, 1997 between Registrant and certain investors, as amended October 13, 1997 and as amended November 6, 1997.	S-1	333-36001	11-11-97	10.01
10.02	Registrant's 1993 Equity Incentive Plan.(2)	S-1	333-36001	11-11-97	10.02
10.03	Registrant's 1996 Equity Incentive Plan.(2)	S-1	333-36001	11-11-97	10.03
10.04	Registrant's Executive Officer Incentive Plan.(2)	S-1	333-36001	11-11-97	10.04
10.05	Registrant's 1997 Equity Incentive Plan.(2)	S-1	333-36001	11-11-97	10.05
10.06	Registrant's 1997 Directors Stock Option Plan.(2)	S-1	333-36001	11-11-97	10.06
10.07	Registrant's 1997 Employee Stock Purchase Plan.(2)	S-1	333-36001	11-11-97	10.07
10.08	Registrant's 1999 Stock Option Plan.(2)	10-K	000-23289	03-24-00	10.08
10.09	Registrant's 1999 Officer Stock Option Plan.(2)	10-K	000-23289	03-24-00	10.09
10.10	Form of Indemnity Agreement entered into by Registrant with each of its directors and officers.(2)	S-1	333-36001	11-11-97	10.08

10.12	Senior Secured Convertible $5.5 Million Debenture Purchase Agreement between Registrant and London Pacific Life & Annuity Company dated April 30, 1997 and related Senior Secured Convertible $5.5 Million Debenture Due 2002 and Security Agreement and Senior Secured Convertible $5.5 Million Debenture Due 2002.	S-1	333-36001	11-11-97	10.12
10.15	Collaboration Agreement among Registrant, Sharp Corporation and Itochu Corporation dated November 25, 1996 and Addendum No. 1 thereto dated November 25, 1996.	S-1	333-36001	11-11-97	10.15
10.16	Sales and Purchase Agreement between Registrant and Itochu Corporation dated January 10, 1997.(1)	S-1	333-36001	11-11-97	10.16
10.17	Stipulation of settlement, dated March 3, 1999 among the Registrant and lead counsel for the plaintiffs in class action litigation against the Registrant	10-K	000-23289	03-24-00	10.17
10.24	Sublease between the Registrant and Viking Freight, Inc. dated February 9, 1998.	S-4	333-52083	05-07-98	10.24
10.26	Employment Letter from the Registrant to Judson Goldsmith dated November 12, 1998.(2)	10-K	000-23289	06-14-99	10.26
10.27	Product Purchase Agreement between the Registrant and RCN Operating Services, Inc. dated June 30, 1997	10-K	000-23289	06-14-99	10.27
10.28	Securities Purchase Agreement between Sprint Corporation and the Registrant dated August 30, 1999.	8-K	000-23289	09-24-99	10.1
10.29	Warrant Agreement between Sprint Corporation and the Registrant dated as of September 9, 1999.	8-K	000-23289	09-24-99	10.2
10.30	Amendment to Warrant Agreement between Sprint Corporation and the Registrant dated as of April 21, 2000.					X
10.31	1999 Amended and Restated Investor Rights Agreement dated as of September 9, 1999.	8-K	000-23289	9-24-99	10.3
10.32	Amendment to 1999 Amended and Restated Investor Rights Agreement dated as of February 28, 2001					X

10.33	Form of 4% Convertible Class A Debenture due 2009.	8-K	000-23289	09-24-99	10.4
10.34	Form of 4% Convertible Class B debenture due 2009.	8-K	000-23289	09-24-99	10.5
10.35	Securities Purchase Agreement among the Registrant and certain investors dated as of August 30, 1999.	8-K	000-23289	09-24-99	10.6
10.36	Form of 4% Convertible Debenture due 2009.	8-K	000-23289	09-24-99	10.7
10.37	Purchase of Equipment and Services Agreement between Sprint/United Management Company and the Registrant dated May 1, 2000.	8-K	000-23289	05-10-00	10.8
10.38	Amendment #1 to Purchase of Equipment and Services Agreement between Sprint/United Management Company and the Registrant effective as of December 22, 2000.					X
10.39	Amendment #2 to Purchase of Equipment and Services Agreement between Sprint/United Management Company and the Registrant effective as of December 22, 2000.					X
23.01	Consent of Independent Auditors					X

  (1)
  Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.

  (2)
  Represents a management agreement or compensatory plan.

(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company since September 30, 2000.

1.
On November 15, 2000, we filed a current report on Form 8-K that we expect to record a non-cash charge of approximately $1,275,000 in the fourth quarter of 2000 related to the resignation of its former CFO, Thara Edson.

2.
On February 22, 2001, we filed a current report on Form 8-K to report the consummation of our financing agreement with The Halifax Fund, a fund managed by The Palladin Group. The only exhibits filed with the report were the Securities Purchase Agreement, a form of the 6% Convertible Debenture, a form of the Common Stock Purchase Warrant, a form of the Adjustment Warrant, and the Registration Rights Agreement.

(c)
Exhibits. See (a)(3) above.

(d)
Financial Statement Schedules. See (a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001	HYBRID NETWORKS, INC.
	By:	/s/ MICHAEL D. GREENBAUM Michael D. Greenbaum Chief Executive Officer

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER
/s/ MICHAEL D. GREENBAUM Michael D. Greenbaum	Chief Executive Officer, Director	March 30, 2001
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ JUDSON GOLDSMITH Judson Goldsmith	Vice President, Finance Chief Financial Officer	March 30, 2001
ADDITIONAL DIRECTORS:
/s/ JAMES R. FLACH James R. Flach	Chairman, Board of Directors	March 30, 2001
/s/ A. ALLAN KURTZE A. Allan Kurtze	Director	March 30, 2001
/s/ PHILLIP J. KUSHNER Phillip J. Kushner	Director	March 30, 2001
/s/ GARY M. LAUDER Gary M. Lauder	Director	March 30, 2001
/s/ CAMERON M. REJALI Cameron M. Rejali	Director	March 30, 2001

INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California

    Our report on the financial statements of Hybrid Networks, Inc. is included on page 31 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) (2) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ HEIN + ASSOCIATES LLP

Hein + Associates LLP
Certified Public Accountants
Orange, California
February 16, 2001

HYBRID NETWORKS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

For the year ended:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
December 31, 2000	$200	$—	$—	$—	$200
December 31, 1999	200	—	—	—	200
December 31, 1998	—	200	—	—	200

  INVENTORY RESERVES

For the year ended:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
December 31, 2000	$2,842	$235	$—	$(1,097)	$1,980
December 31, 1999	3,135	529	—	(822)	2,842
December 31, 1998	3,015	1,691	—	(1,571)	3,135

QuickLinks

TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA
HYBRID NETWORKS, INC. BALANCE SHEETS (in thousands, except per share data)
HYBRID NETWORKS, INC. STATEMENTS OF OPERATIONS (in thousands, except per share data)
HYBRID NETWORKS, INC. STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
HYBRID NETWORKS, INC. STATEMENTS OF CASH FLOWS (in thousands)
HYBRID NETWORKS, INC NOTES TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT