Form 10-Q
period 2001-03-31
HYBRID NETWORKS INC
filed 2001-04-27
CIK 900091

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 0-23289

HYBRID NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0252931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6409 Guadalupe Mines Road, San Jose, California 95120
(Address of principal executive offices)

(408) 323-6500
(Registrant's telephone number, including area code)

Not Applicable
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

    Common shares outstanding at March 31, 2001: 22,203,859

HYBRID NETWORKS, INC.
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Unaudited Condensed Balance Sheets as of March 31, 2001 and December 31, 2000	3
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2001 and 2000	4
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5
	Notes to Unaudited Condensed Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
PART II.	OTHER INFORMATION
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	22
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	22
SIGNATURES		23

    As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2001	December 31, 2000*
ASSETS
Current assets:
Cash and cash equivalents	$5,628	$1,878
Accounts receivable, net of allowance for doubtful accounts of $200 in 2001 and 2000	4,566	7,699
Inventories	6,704	7,303
Prepaid expenses and other current assets	424	519

Total current assets	17,322	17,399
Property and equipment, net	1,998	2,000
Intangibles and other assets	1,075	265

Total assets	$20,395	$19,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of capital lease obligations	4	29
Accounts payable	2,806	4,529
Accrued liabilities and other	6,891	6,517

Total current liabilities	9,701	11,075
Convertible debentures	7,429	5,500
Other long-term liabilities	132	132

Total liabilities	17,262	16,707

Stockholders' equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares in 2001 or 2000	—	—
Common stock, $.001 par value:
Authorized: 100,000 shares;
Issued and outstanding:22,204 shares in 2001 and 21,935 shares in 2000.	22	22
Additional paid-in capital	132,349	125,899
Accumulated deficit	(129,238)	(122,964)

Total stockholders' equity	3,133	2,957

Total liabilities and stockholders' equity	$20,395	$19,664

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Gross sales	$5,089	$1,801
Sales discounts	—	124

Net sales	5,089	1,677
Cost of sales	6,229	1,866

Gross (loss)	(1,140)	(189)

Operating expenses:
Research and development	1,884	1,393
Sales and marketing	796	3,005
General and administrative	1,822	3,124

Total operating expenses	4,502	7,522

Loss from operations	(5,642)	(7,711)
Interest income and other	24	209
Interest expense	(656)	(461)

NET LOSS	(6,274)	(7,963)
Other comprehensive loss:
Realized gain on available-for-sale securities included in net loss	—	(56)

Total comprehensive loss	$(6,274)	$(8,019)

Basic and diluted net loss per share	$(0.28)	$(0.57)

Shares used in basic and diluted per share calculation	22,059	13,991

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,274)	$(7,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267	300
Amortization of discount relative to convertible debenture	375	—
Sales discounts recognized on issuance of warrants	—	2,507
Stock for services	30	—
Compensation recognized on issuance of stock and stock options	221	2,044
Interest added to principal of convertible debentures	52	183
Provision for excess and obsolete inventory	(96)	783
Beneficial conversion of convertible debentures	—	74
Change in unrealized gain on securities	—	(56)
Change in assets and liabilities:
Accounts receivable	3,133	638
Inventories	694	(2,677)
Prepaid expenses and other assets	(778)	(10)
Accounts payable	(1,724)	345
Other long term liabilities	2	2
Accrued liabilities and other	374	(351)

Net cash used in operating activities	(3,724)	(4,181)

Cash flows from investing activities:
Purchase of property and equipment	(201)	(29)

Net cash used in investing activities	(201)	(29)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	7,500	—
Repayment of capital lease obligations	(25)	(103)
Net proceeds from issuance of common stock	200	457

Net cash provided by financing activities	7,675	354

Increase (decrease) in cash and cash equivalents	3,750	(3,856)
Cash and cash equivalents, beginning of period	1,878	13,394

Cash and cash equivalents, end of period	$5,628	$9,538

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Discount relative to convertible debenture	$5,999	$—
Common stock issued to settle class action liability	—	1,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	1	345
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2001, the statements of operations for the three months ended March 31, 2001 and March 31, 2000 and the statements of cash flows for the three month periods ended March 31, 2001 and March 31, 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

    The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $129,238,000 as of March 31, 2001 and $122,964,000 as of December 31, 2000. In 1997, we raised $42.5 million in net proceeds through our initial public offering and other debt and equity financing. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint Corporation and certain venture capital sources. In February 2001, we issued and sold to a fund managed by the Palladin Group L.P., $7.5 million in convertible debentures. This transaction also included a common stock Purchase Warrant which would, under certain conditions, provide up to an additional $7.5 million to the Company. Other than the agreement with Palladin, as of March 31, 2001, we have no available line of credit or other source of borrowings or financing. We believe that, with respect to our current operations, our cash balance, after giving effect to the financing completed in February 2001, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure needs through 2001. We may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

    At March 31, 2001, the Company's liquidity consisted of cash and cash equivalents of $5,628,000 and working capital of $7,621,000. The Company's principal indebtedness consisted of $5.5 million in convertible debentures due in April 2002 and $7,553,000 in convertible debentures plus accrued interest due in February 2003.

REVENUE RECOGNITION

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of March 31, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $5.5 million.

    We generally sell our software together with a one-year technical support contract, for which we charge separately, to provide upgrades, maintenance, system support and service. We recognize revenue on the software sale without reference to the maintenance contract, and we recognize revenue on the technical support contract over its term on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    In September 1999, Sprint committed to purchase $10 million of our products subject to certain conditions. In connection with Sprint's commitment, we issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our common stock at $2.85 per share. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000. There were no charges related the Sprint purchase warrants in the quarter ending March 31, 2001.

CONVERTIBLE DEBENTURES

    On February 16, 2001 the Company entered into a Securities Purchase Agreement with the Halifax Fund. The Company received proceeds of $7,500,000 in exchange for (1) a $7,500,000 6% convertible debenture; (2) an adjustment warrant and (3) a purchase warrant to purchase 833,333 shares of common stock. The Company incurred loan fees of $899,642 that will be amortized over the term of the debenture.

    Debenture and Adjustment Warrant—Interest is due quarterly in arrears. All principal and accrued interest is due February 16, 2003. The Debenture, including accrued interest will automatically convert to common stock at $6.3212 per share upon the date that a registration statement filed with the SEC to register the underlying shares is declared effective. The number of shares issued pursuant to the automatic conversion may be further adjusted by the Adjustment Warrant. The Company must issue additional shares based on the following formula: ($8,625,000/Adjustment Price) less the number of shares previously issued. The Adjustment Price is the average of the 15 lowest daily volume weighted average sales price of the common stock, not including the 3 lowest days, during the 65 trading day period following the effective date of the registration statement. No shares will be issued if the Adjustment Price exceeds $7.2694. The Adjustment Price will not be below $3.50.

    If the registration statement is not declared effective by August 15, 2001, then the holder can request that the Company redeem the debenture at 120% of the original principal amount plus accrued interest. If the Company elects not to, or fails to, redeem, then conversion is at the option of the holder at the lower of the five day volume weighted average price prior to conversion or $6.3212.

    Purchase Warrant—The purchase warrant is a five year warrant exercisable at any time by the holder at $9 per share. The Company can call the warrant at the lesser of $9 per share or 94% of the market price only after there is an effective registration statement and the adjustment period related to determining the number of shares issuable related to the Adjustment Warrant expires, and the market price exceeds $3.50.

    The original principle amount of the debenture of $7,500,000 has been reduced due to the allocation of a portion of the proceeds from the securities purchase agreement to the relative fair value of the purchase warrant and the beneficial conversion feature associated with the debenture. The discount totaled $5,998,988 and is being amortized over the term of the debenture. Amortization during the quarter ended March 31, 2001 amounted to $375,000, which was recorded as additional interest expense in the accompanying condensed financial statements. If, and when, the debenture is converted, the remaining unamortized discount will be recognized as additional interest expense.

    Please see the footnotes to the audited financial statements for the year ended December 31, 2000 contained in our annual report on Form 10-K for details as to the other components of Convertible Debentures.

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

INVENTORIES

    Inventories are comprised of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$2,446	$2,633
Work in progress	1,182	1,144
Finished goods	3,076	3,526

	$6,704	$7,303

    At March 31, 2001 and December 31, 2000, finished goods inventory included $2,665,000 and $2,730,000, respectively, of equipment that had been shipped to customers but for which the related revenue was deferred pending final customer acceptance.

    The allowance for excess and obsolete inventory was $1,885,000 and $1,980,000 at March 31, 2001 and December 31, 2000, respectively. The provision for excess and obsolete inventory included in cost of sales was $530,000 and $235,000 for the three months ended March 31, 2001 and for the year ended December 31, 2000, respectively.

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

    At March 31, 2001, we had 75 full-time employees and 10 consultants, contractors, and temporary workers.

REVENUE RECOGNITION

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of March 31, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $5.5 million

    We generally sell our software together with a one-year technical support contract, for which we charge separately, to provide upgrades, maintenance, system support and service. We recognize revenue on the software sale without reference to the maintenance contract, and we recognize revenue on the technical support contract over its term on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

RESULTS OF OPERATIONS

    NET SALES.  Our net sales increased by 203% to $5,089,000 for the quarter ended March 31, 2001 from $1,677,000 for the quarter ended March 31, 2000. The increase was due primarily to increased shipments of customer premises equipment (CPE) to Sprint, none of which was subject to acceptance criteria.

    For the three months ended March 31, 2001, broadband wireless systems operators and cable system operators accounted for 98% and 2% of net sales, respectively. During the same period in 2000, broadband wireless system operators accounted for 88.5% of net sales and cable system operators accounted for 11.5% of net sales. One customer, Sprint Corporation, accounted for 84% of net sales during the first quarter of 2001 compared to three customers who accounted for 22%, 17%, and15% of net sales during the first quarter of 2000. International sales accounted for less than 1% of net sales during the three months ended March 31, 2001 and 22% for the comparable period in 2000. International sales declined during the quarter due to the absence of sales to Look Communication during the period.

    GROSS MARGIN.  Gross margin was a negative 22.4% and negative 11.3% of net sales for the quarters ended March 31, 2001 and 2000, respectively. The decrease in gross margin was primarily due to the higher ratio of CPE's to head end equipment in the sales mix for the period. In the first quarter of 2001, 87% of net sales were in lower margin CPE equipment compared to 45% in the comparable period in 2000.

    RESEARCH AND DEVELOPMENT.  Research and development expenses include ongoing head end, software and cable modem development expenses, as well as design expenditures associated with product cost reduction programs of existing products. Research and development expenses increased 35.2% to $1,884,000 for the quarter ended March 31, 2001 from $1,393,000 for the quarter ended March 31, 2000. Research and development expenses as a percentage of net sales were 37.0% and 83.1% for the first quarters of 2001 and 2000, respectively. Personnel and related costs increased $479,000 during the quarter ending March 31, 2001 compared to the first quarter of 2000. During the three months ended March 31, 2001, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in research and development amounted to $135,000.

    SALES AND MARKETING.  Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 73.5% to $796,000 for the quarter ended March 31, 2001 from

$3,005,000 for the quarter ended March 31, 2000. Sales and marketing expenses as a percentage of net sales were 15.6% and 179.2% for the first quarters of 2001 and 2000, respectively. The largest component of the sales and marketing expense for the first quarter of 2001 was salary and related benefits of $365,000. The largest component of the sales and marketing expenses for the first quarter of 2000 was the non-cash discount of $2,383,000 resulting from scheduled shipments to Sprint during the quarter. This discount and the related sales discount are described under the heading "Revenue Recognition" above. During the three months ended March 31, 2001, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in sales and marketing amounted to $7,000.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist primarily of executive personnel compensation, provision for doubtful accounts, travel expenses, legal fees and costs of outside services. General and administrative expenses decreased 41.7% to $1,822,000 for the quarter ended March 31, 2001 from $3,124,000 for the quarter ended March 31, 2000. General and administrative expenses as a percentage of net sales were 35.8% and 186.3% for the first quarters of 2001 and 2000, respectively. The decline in general and administrative expenses for the first quarter of 2001 was due primarily to the lack of extraordinary charges during the period. During the comparable period in 2000, there were $1,502,000 in non-cash charges relating to executive personnel changes. During the three months ended March 31, 2001, compensation recognized on the vesting of stock options with exercise prices at below fair market value for employees engaged in administration amounted to $61,000.

    INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET.  We incurred net interest expense of $632,000 for the three months ended March 31, 2001 compared to net interest expense of $252,000 for the three months ended March 31, 2000. Interest expense during the first quarter of 2001 included interest on our debentures, the amortization of loan fees related to the debentures, and the amortization of the discount relative to the $7,500,000 convertible debenture issued in February 2001 in the amount of $375,000 as described above in the notes to financial statements. We expect to incur substantial increases in interest expense over the year 2000 until the debenture is converted, at which time the unamoritzed discount will be fully recognized.

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

    Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 2000 into 2,946,622 shares of common stock common stock, on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to accept shipments of at least $10 million of our products. The amount of shipments in 2000 totaled at least $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000. There were no charges relating to the Sprint purchase warrants in the quarter ending March 31, 2001.

    Assuming that as of March 31, 2001, Sprint exercised all its warrants, it would own 7,013,068 shares of our common stock, representing approximately 27.9% of the 25,150,481 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of March 31, 2001 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 19.6% of the 35,867,409 fully diluted shares of our common stock that would then be outstanding.

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

    Pursuant to a securities purchase agreement dated February 16, 2001 among the Company and Halifax Fund L.P., a fund managed by the Palladin Group, L.P., we issued and sold to Halifax on that date:

  •
  a $7.5 million principal amount 6% convertible debenture due February 16, 2003, which is convertible into shares of our common stock at a conversion price of $6.3212 per share.

  •
  a common stock purchase warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of Halifax, or at our election at a price which is the lower of $9.00 or 94% of the average daily volume weighted average sale price; and

  •
  an adjustment warrant. Halifax may exercise the adjustment warrant at any time following the 18th consecutive trading day following the date of the registration statement we are required to file for resale of common shares acquired by Halifax. The aggregate number of shares issuable upon the exercise of the adjustment warrant is determined by dividing $8,625,000 by the adjustment price, as described below, and then subtracting the sum of the number of shares of common stock previously issued pursuant to the conversion of the debenture and the number issued upon any previous exercise of the adjustment warrant, subject to exceptions. The adjustment price is the average of the 15 lowest daily volume weighted average sale prices of our common stock as reported on Nasdaq, not including the three lowest days, during the 65 trading day period following the effective date of the registration statement, but not less than $3.50. If the adjustment price is greater than $7.2694, then Halifax shall not be entitled to acquire any shares under the adjustment warrant. The adjustment warrant terminates three months after the end of the 65 trading day period described above.

    In consideration for these securities, Halifax paid a purchase price of $7,500,000. Under the securities purchase agreement we granted Halifax certain rights of first refusal, preemptive rights and other rights. Pursuant to the securities purchase agreement, we also entered into registration rights agreement with Halifax.

    Net cash used in operating activities was $3,724,000 and $4,181,000 during the first quarters of 2001 and 2000, respectively. The net cash used in operating activities in the first quarter of 2001 was primarily due to our net loss of $6,274,000, a reduction in accounts payable of $1,724,000, and an offsetting increase in accounts receivable of $3,133,000. Net cash used in operating activities in the first quarter of 2000 was primarily the result of our net loss of $7,963,000, an increase in inventories of $2,677,000 and a decrease in other accrued liabilities of $351,000, offset by non-cash charges attributable to (i) sales discounts recognized on the issuance of warrants of $2,507,000 (see "Revenue Recognition"), (ii) compensation of $2,044,000 recognized on the issuance of stock and the vesting of stock options and (iii) an increase in the provision for excess and obsolete inventory of $783,000

    Net cash used in investing activities was $201,000 and $29,000 during the first quarters of 2001 and 2000, respectively, and was used in both periods for purchases of property and equipment (primarily computers, and engineering test equipment). At March 31, 2001, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities was $7,705,000 and $354,000 during the first quarters of 2001 and 2000. Net cash provided by financing activities during the first quarter of 2001 was primarily due to the $7,500,000 convertible debenture issued in February 2001. Net cash provided by financing activities during the first quarter of 2000 was primarily due to the exercise of stock options by employees and others offset by the repayment of capital lease obligations.

    At March 31, 2001, the Company's liquidity consisted of cash and cash equivalents of $5,628,000 and working capital of $7,621,000. The Company's principal indebtedness consisted of $5.5 million in convertible debentures due in April 2002 and $7,553,000 in convertible debentures due in February 2003. We have no available line of credit or other source of borrowings or financing. While we believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure requirements over the balance of 2001, we may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

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

  WE LIKELY WILL NEED ADDITIONAL CAPITAL.

    Although we raised $42.5 million in net proceeds in 1997 through our initial public offering (in November 1997) and other debt and equity financing, our capital resources were virtually exhausted by September 1999. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures. In February 2001, we entered an agreement with a fund of The Palladin Group under which we have received $7.5 million of cash financing and may receive up to an additional $7.5 million. While we believe we have sufficient capital to continue operations through the year 2001, we likely will be required to raise additional cash in the future to support further growth in our business. We have agreed with Sprint Corporation to manufacture, ship, test, install and perform maintenance on certain quantities of our products this year. In addition, we have agreed to provide other services including enhancing our existing products and developing certain new products. This agreement with Sprint and other orders that we have recently received will increase our need for capital.

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

  WE ARE LARGELY DEPENDENT ON SPRINT.

    We expect that our future business will primarily come from wireless customers and Sprint has acquired or controls our principal wireless customers. Accordingly, until substantial business is acquired from other domestic customers or additional international customers, our future business will be substantially dependent upon orders from Sprint. Sprint is currently using our products in connection with its initial offering of wireless Internet access services. We have only a small number of other customers.

    Sprint also possesses substantial corporate governance rights. By virtue of the various agreements in connection with the purchase of $11 million in convertible debentures, Sprint may designate two directors of the Board. Under the terms of our agreements with Sprint, we cannot issue any securities (with limited exceptions) or, in most cases, take material corporate action without Sprint's approval. Sprint has other rights and privileges, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party. Furthermore, if Sprint exercises all its warrants (and assuming that no other warrant holders exercise), Sprint would own as of March 31, 2001, approximately 27.9% of our common stock on a beneficial ownership basis and 19.6% of our common stock on a fully diluted basis. As a result, Sprint will have a great deal of influence on us in the future. We have no assurance that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours (e.g., in deciding whether to purchase our products, in negotiating the price and other terms of any of those purchases and in deciding whether or not to support any future investment in us or any future strategic partnering or sale opportunity).

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

  CHANGES IN PLANS OR CIRCUMSTANCES OF OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR SALES.

    In late 2000, Sprint completed a reorganization of its operations that included the business to which we sell our products. At that time, Sprint announced that, in the residential and small business areas, it was focusing its broadband efforts on the thirteen markets where it had already deployed systems and that, once it reached a comfort level that products and services were in line with customer expectations and requirements, it would begin a nationwide deployment. In light of these plans, we expect to sell a relatively smaller amount of our higher margin head end equipment to Sprint until it commences its nationwide deployment, and our sales and gross margins could be adversely affected.

    In late 2000, Look Communications, our second largest customer for that year, encountered difficulties in securing additional financing to support the continued growth of its operations. We believe that Look Communications is exploring alternatives to obtain additional financing but cannot be assured that it will succeed. We did not make any sales to Look Communications during the quarter ending March 31, 2001 and we expect to make limited sales to them during the balance of 2001.

  WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES FOR THE FORESEEABLE FUTURE.

    We have not been profitable to date, and we cannot assure that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year to date. Our accumulated deficit was $129,238,000 as of March 31, 2001 and $122,964,000 as of December 31, 2000. The revenue and profit potential of our business is unproven. The market for our products has only recently begun to develop, is rapidly changing, has an increasing number of competing technologies and competitors, and many of the competitors are significantly larger than we are. We have experienced price pressure on sales of our products in the past and these pressures continue. We expect to incur losses for the foreseeable future.

  WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS, DEVELOP ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST, AND WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

    In order to meet the existing and future demands of the broadband wireless markets, we must develop new products and enhance our existing products. In addition, Sprint and other potential large scale customers will require us to demonstrate that our system can be successfully deployed on a much larger scale than it has been in the past. We might not be able to meet these challenges.

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

  WE ARE LARGELY DEPENDENT ON THE BROADBAND WIRELESS MARKET, AN EMERGING MARKET SUBJECT TO UNCERTAINTIES.

    Prior to 2000, over half of our sales had been to cable customers. We have been, as expected, essentially shut out of the market of new installations for cable customers by the general adoption of the Data Over Cable Systems Interface Specification (DOCSIS) standard. This is a standard to which our products do not conform. The wireless industry has not adopted DOCSIS. Accordingly, the DOCSIS standard has inhibited our sales to cable customers, but it has not, to date, affected our ability to market to wireless system operators.

    The market for broadband Internet access products has only recently begun to develop. In the past, the broadband wireless industry has been adversely affected by chronic under-capitalization. Recent investments by Sprint and Worldcom in wireless operators had a significant effect upon the industry. One effect has been to attract major competitors. Cisco is testing high-speed Internet access products for wireless applications using a new technology that Cisco claims will replace existing technologies, including ours. It is a variant of Orthogonal Frequency Division Multiplex (OFDM). We face other major competition in the wireless market as well.

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

  EVOLVING INDUSTRY STANDARDS, COMPETING TECHNOLOGIES, AND TECHNOLOGICAL CHANGES MAY HURT OUR BUSINESS.

    Our products are not in compliance with the DOCSIS standard that has been adopted by cable operators or with the Digital Audio Visual Council (DAVIC) standard that is supported in Europe. The emergence of these standards has impacted our cable business, and an adoption of wireless industry standards in the future could also have a similar adverse effect.

    The market for high-speed Internet access products is characterized by rapidly changing technologies and short product life cycles. The rapid development of new competing technologies increases the risk that our products could be rendered non-competitive. Future advances in technology may not be beneficial to, or compatible with, our business and products, and we might not be able to respond to the changes in technology, or our response might not be timely or cost-effective. Market acceptance of new technologies and our failure to develop and introduce new products and enhancements to keep pace with technological developments could impact our business.

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

    We are primarily engaged in the market for fixed broadband wireless (FBBW) high-speed Internet access equipment. In addition, our customers compete with other forms of high-speed Internet access including DSL and cable. While we believe our products and services are competitive with or superior to those of our competitors, our product development may be adversely affected by the lack of engineering resources. Conditions in our market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Similarly, the continued emergence or evolution of industry standards or specifications may put us at a disadvantage in relation to our competitors. There can be no assurance that we will be able to compete successfully in the future.

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

  MARKET PRESSURE TO REDUCE PRICES HAS HURT OUR BUSINESS AND THE PRESSURE IS LIKELY TO INCREASE.

    Historically, the market has demanded increasingly lower prices for our products and we expect downward pressure on the prices of our products to continue and increase. Our products are relatively expensive for the consumer electronics and the small office or home office markets. For example, customers who purchase one of our modems must usually also purchase an Ethernet adaptor. Market acceptance of our products, and our future success, will depend, in significant part, on reductions in the unit cost of our client modems. Sprint and other large-scale customers have increased the downward pressure on our prices. Our ability to reduce our prices has been limited by a number of factors, including our reliance on a single manufacturer of our modems and on single-sources for certain components of our products. One of the principal objectives of our research and development efforts has been to reduce the cost of our products through design and engineering changes. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs, or that any reductions in cost will be sufficient to improve our gross margins, which have historically been negative and which must substantially improve in order for us to operate profitably.

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

  INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

    Although we have primarily sold our products in the United States and Canada, we are pursuing opportunities in other countries. Although international sales were less than 1% of our gross sales in the first quarter of 2001, we believe that they may represent an increasingly greater proportion of our annual sales in the future. In 2000, international sales accounted for 24% of our gross sales, compared to 5% in 1999. To the extent that we sell our products internationally, such sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers (VARs) or integrators. These VARs may not remain exclusive Hybrid distributors and will attempt rather to meet the needs of their customers. They also compete with each other in some areas so it may be difficult for Hybrid to protect its international distribution channels. In addition, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will be dependent on our VARs to develop compliant transceivers and transmitters, which may slow deployment in some international markets.

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

    Our common stock was delisted from The Nasdaq Stock Market and did not trade on Nasdaq between mid-June 1998 and July 6, 2000. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

PART II. OTHER INFORMATION

II.
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    Please see the description of our sale of convertible subordinated debentures and warrants to Halifax Fund L.P. in February 2001 provided above in Item 1. Financial Statements, under Notes to Unaudited Condensed Financial Statements—Convertible Debentures, and in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, which descriptions are incorporated herein by this reference. This sale was made to a single accredited investor in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
4.01	Securities Purchase Agreement between Halifax Fund and the Registrant dated as of February 16, 2001 (1)
4.02	Form of 6% Convertible Debenture due 2003 (1)
4.03	Form of Common Stock Purchase Warrant dated as of February 16, 2001 (1)
4.04	Form of Adjustment Warrant dated as of February 16, 2001 (1)
4.05	Registration Rights Agreement dated as of February 16, 2001 (1)

(1)
Incorporated by reference to the Exhibit with the same number in the Company's current report on Form 8-K filed February 22, 2001.

(b)
Reports on Form 8-K

    The following Current Reports on Form8-K and 8-R/K have been filed by the Company during the quarter for which this report is filed:

  1.
  On February 22, 2001, the Company reported under Item 5 "Other Events" that it had entered into an agreement with a fund of the Palladin Group LP that would provide the Company with up to $15 million in cash to fund future operations.

HYBRID NETWORKS, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2001	HYBRID NETWORKS, INC.
/s/ MICHAEL D. GREENBAUM Michael D. Greenbaum Chief Executive Officer
/s/ JUDSON W. GOLDSMITH Judson W. Goldsmith Chief Financial Officer (Principal Accounting Officer)

QuickLinks

HYBRID NETWORKS, INC. INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
HYBRID NETWORKS, INC. UNAUDITED CONDENSED BALANCE SHEETS (in thousands, except per share data)
HYBRID NETWORKS, INC. UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share data)
HYBRID NETWORKS, INC. UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
  HYBRID NETWORKS, INC. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
HYBRID NETWORKS, INC. SIGNATURES