Form 10-K/A
period 2000-12-31
HYBRID NETWORKS INC
filed 2001-06-01
CIK 900091

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A
                                  Amendment No.1
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE YEAR ENDED DECEMBER 31, 2000, OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO             .
                                                ------------   ------------

                         COMMISSION FILE NUMBER: 0-23289

                              HYBRID NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                77-0252931
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
       6409 GUADALUPE MINES ROAD                          95120
         SAN JOSE, CALIFORNIA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 323-6500

          Securities  registered  pursuant to Section 12(b) of the Exchange Act:
None
          Securities registered pursuant to Section 12(g) of the Exchange Act: common stock, par value $0.001 per share
          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /
         As of January 31, 2001, there were outstanding 22,000,018 shares of the Registrant's common stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, based on the average bid and ask prices of such stock as of such date as reported by The Nasdaq National Market was approximately $100,352,000. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

================================================================================

                                TABLE OF CONTENTS



                                                                                                                          PAGE
                                                                                                                          ----
PART I
   ITEM 1       Business...............................................................................................     3
   ITEM 2       Properties.............................................................................................     8
   ITEM 3       Legal Proceedings......................................................................................     8
   ITEM 4       Submission of Matters to a Vote of Security Holders....................................................    10
PART II
   ITEM 5       Market for the Registrant's Common Equity and Related Stockholder Matters..............................    11
   ITEM 6       Selected Financial Data................................................................................    12
   ITEM 7       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    13
   ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk.............................................    23
   ITEM 8       Financial Statements...................................................................................    24
   ITEM 9       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...................    46
PART III
   ITEM 10      Directors and Executive Officers of the Company........................................................    47
   ITEM 11      Executive Compensation.................................................................................    47
   ITEM 12      Security Ownership of Certain Beneficial Owners and Management.........................................    47
   ITEM 13      Certain Relationships and Related Transactions.........................................................    47
PART IV
   ITEM 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................    48
Signatures.............................................................................................................    51


Exhibits

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


ITEM 1. BUSINESS

OVERVIEW

         We design, develop, manufacture, and market products designed primarily for wireless systems that provide high-speed access to the Internet for business and consumers. Our products are designed to remove the bottleneck in the connection to the end-user, which greatly reduces the time required to access bandwidth-intensive information on the Internet. Our customers are principally wireless system operators and national and regional telephone companies. We offer an alternative to digital subscriber line and cable for high-speed Internet access for small businesses and residential subscribers.



         Our products are an integral part of a wireless system operator's high-speed Internet access system. Our Series 2000 product line includes head end routers, network and subscriber management tools, and a line of wireless end-user routers, or modems.



         Our products are used by broadband wireless operators at their base stations, or head ends, to connect Internet subscribers to the operator's networks to give the subscribers high-speed Internet access. Our head end products provide systems that allow the operators to manage their networks.



         The subscribers to the wireless operators' networks are typically single-computer customers or local area networks used by small businesses and high-end residential customers. The operators use our end-user products to connect subscribers to the wireless systems networks at the subscribers' sites.



         In 2000, major Hybrid systems are used in 18 markets worldwide including 11 markets for Sprint Corp. Hybrid systems are now used in more than 70 markets on six continents. We believe the demand for high-speed Internet access will continue to grow internationally and domestically.



         We were incorporated in Delaware in June 1990. Our principal executive offices are located at 6409 Guadalupe Mines Road, San Jose, California 95120. Our telephone number is (408) 323-6500.



TECHNOLOGY, PRODUCTS, AND SERVICES

         TECHNOLOGY

         We have a scalable and deployable system with field-tested technology that continues to evolve. We have developed solutions to multi-path interference and frequency drift and have incorporated these solutions into our current products. We continue to evolve and improve our technology through extensive deployments and are now able to service up to thousands of subscribers in one cell. We are also continuing to work in conjunction with system operators to continue to refine our technology in accordance with their needs. Our products support two-way transmission on either wireless or cable systems as well as asymmetric telephone return or router return.

         Our Series 2000 system is expandable from an entry-level system to large systems that are designed to serve up to 20,000 routers/modems. It has been successfully deployed by wireless operators in systems that utilize multiple antennas at the head end to increase capacity. Each of the multiple return antennas is pointed in a slightly different direction, to increase the capacity of the available return frequency spectrum.


         Downstream Optimization


         Our patented proprietary sub-channelization technology splits a standard 6 MHz channel into three 2 MHz sub-channels for downstream transmission, providing greater service flexibility and minimizing the effects of multi-path interference in wireless systems. Sub-channels mitigate the effects of interference between transmitters and allow flexible sectorization in large installations. They can also be loaded differently to provide different grades of service. Our patented 2 MHz sub-channelization allows our products to serve the newer wireless communication services bands, which are 5 and 10MHz wide.


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

         Alliances


         Our products are integrated with other telecommunications equipment to create a complete wireless system. In 2000, Hybrid entered agreements with two global systems integrators, Andrew Corporation and Thomcast Communications, as well as with system integrators in targeted markets. Each of these system integrators offers wireless operators a complete turnkey system that integrates our products with the associated radio and Internet equipment needed to deploy a wireless system.


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


         CYBERMASTER DOWNSTREAM ROUTER. The CyberMaster Downstream Router (CMD-2000B) is a rack-mounted industrial microcomputer. It supports our proprietary Serial Interface and Quadrature Amplitude Modulation, or QAM, cards, which are used for downstream routing and for 64-QAM downstream modulation. The CMD-2000 has a 10/100BaseT interface to connect to a fast Ethernet switch within the head end.



         CYBERMASTER UPSTREAM ROUTER QPSK RETURN. The Cybermaster upstream router is a rack-mounted industrial microcomputer. The product houses dual Quaternary Phase Shift Keying, or QPSK, receiver cards that demodulate upstream QPSK signals. The CMU-2000-14CB has a 10/100BaseT interface to connect to a fast Ethernet switch at the head end.


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

CUSTOMERS

         Our customers are principally wireless system operators and national and regional telephone companies. A small number of customers have traditionally accounted for a large portion of our net sales. In 2000, Sprint Corporation accounted for 54% of our gross sales, while Look Communications, a Canadian-based service provider, accounted for 23% of our gross sales. We had two customers that individually accounted for 31% and 28% of gross sales during 1999 and for 25% and 13% of gross sales in 1998.



         In 2000, Sprint purchased our products to support what we believe constituted the largest number of MMDS deployments in the world during that year. Look Communications made substantial purchases in connection with their Canadian deployments. Overall international sales accounted for 24% of total sales during the year, virtually all of which were to Look Communications, and included deployments in Canada, Ireland, Nigeria, Korea, Peru, and Argentina.



         Sprint Corporation holds 4,066,466 shares of our common stock and warrants to purchase $8.4 million principal amount of convertible debentures which is convertible into 2,946,622 shares of our common stock. Two of our directors are Sprint designees, and we cannot issue any securities, with limited exceptions, or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third- party.


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


         Our marketing efforts are targeted to broadband wireless system operators in the U.S. and abroad. Many of our international opportunities are marketed in tandem with one or more of our system integrators who often provide in-country support. Concentrated efforts in 2000 and 2001 have been, and will be, in the areas of South America, Australia, Korea, Malaysia, and China.

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


         We are dependent upon these and other key suppliers for a number of components within our Series 2000 products. The WBR series routers use a Texas Instrument chip set for the 64-QAM demodulator. Hitachi is the sole supplier of the processors used in our routers. Intel is currently the sole supplier for certain components used in our products. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed due to shortages. Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components, or our inability to reduce component costs, could adversely affect our business.


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

         The principal competitive factors in this market include:

- Product performance and features, including downstream and upstream capacity, reliability, and operational stability
-        Cost of installation
-        Solutions to line-of-sight limitations
-        Integration with major operator's management and customer care systems
-        Price
-        Sales and distribution capability
-        Technical support
- Relationships with broadband wireless system operators, affiliates and Internet Service Providers (ISPs)


     Our principal competitors in the wireless market include Vyyo, Inc., which is marketing a technology based on the Data Over Cable Systems Interface Specification, or DOCSIS, standard, and Cisco Systems, Inc., which is promoting Vector Orthogonal Frequency Division Multiplex, or VOFDM. Other wireless competitors include ADC, Com21, IOSpan, Aperto, and Adaptive Broadband.


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

     Our Customer's Competition

         Our customers compete with providers of other forms of high-speed Internet access, including digital subscriber lines, commonly referred to as DSL, and cable. Telephone companies are deploying DSL, providing high-speed Internet access over existing phone wires. They are working with computer vendors to install DSL cards in PCs manufactured by those companies, thereby reducing the telephone companies' distribution costs. Although DSL poses a significant competitive threat to the services offered by our customers, in some instances, the availability of DSL service may be viewed as complementary to the use of fixed broadband wireless products. In other words, some operators may offer DSL service to customers in those locations where line-of-sight access may not be optimal, while also offering wireless service in areas where line-of-sight transmission is uninterrupted.


         As our focus has shifted to wireless operators, cable operators may now be considered as competing with our customers for the end-user.

INTELLECTUAL PROPERTY

         Patents

         We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have received 14 patents from the U.S. Patent and Trademark Office. These patents are directed to various aspects of wireless and cable modems and head end systems. In addition, the U.S. Patent and Trademark Office has issued formal notices of allowances for pending patent applications which are also directed to wireless and cable modems and head end systems, and various modulation and transmission schemes used in wireless cable modem systems. We have other patent applications pending before the

U.S. Patent and Trademark Office. We have patent applications pending in a number of foreign jurisdictions as well. It is unknown whether any pending or foreign patent applications will result in the issuance of patents.

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

ITEM 3.  LEGAL PROCEEDINGS

CLASS ACTION LITIGATION


         In June 1998, five class action lawsuits were filed in San Mateo County Superior Court, California against us, two of our directors, four former directors and two former officers. The lawsuits were brought on behalf of purchasers of our common stock during the class period commencing November 12, 1997, the date of our initial public offering, and ending June 1, 1998. In July 1998, a sixth class action lawsuit was filed in the same court against the same defendants, although the class period was extended to June 18, 1998. All six lawsuits, which we refer to in this section as the state actions, also named as defendants the underwriters in our initial public offering, but the underwriters were dismissed from the cases.



         The complaints in the state actions claimed that we and the other defendants violated the anti-fraud provisions of the California securities laws, alleging that the financial statements used in connection with our initial public offering and the financial statements issued subsequently during the class period, as well as related statements made on our behalf during the initial public offering and subsequently regarding our past and prospective financial condition and results of operations, were false and misleading. The complaints also alleged that the other defendants and we made these misrepresentations in order to inflate the price of our common stock for the initial public offering and during the class period. The other defendants and we denied the charges of wrongdoing.



         In July and August 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of California, which we refer to in this section as the federal actions. Both of the federal actions were brought against the same defendants as the state actions, except that the second federal action also named as a defendant PricewaterhouseCoopers LLP, or PWC, our former independent accountants. The underwriters in our initial public offering were named as defendants in the first federal action but were subsequently dismissed. The class period for the first federal action is from November 12, 1997 to June 1, 1998, and the class period in the second Federal Action extends to June 17, 1998. The complaints in both federal actions claimed that we and the other defendants violated the anti-fraud provisions of the federal securities laws, on the basis of allegations that are similar to those made by the plaintiffs in the state class action lawsuits. The other defendants and we denied these charges of wrongdoing.



         We and the other parties, other than PWC, to the state actions and the federal actions reached an agreement to settle the lawsuits in March 1999. The agreement was approved by the U.S. District Court for the Northern District of California in June 1999. In November 1999, the settlement of the State Actions and the Federal Actions became final. The time to appeal from the Court's approval of the settlement has expired. Under the settlement:



- our insurers paid $8.8 million on our behalf and on behalf of the other officer and director defendants; and



- we issued 3,045,000 shares of common stock to the plaintiffs and their counsel, with 750,000 shares issued in November 1999 and the balance in February 2000.


         As a result of the settlement and a related agreement between us and our insurers, we have paid, and will not be reimbursed by our insurers for, $1.2 million in attorneys fees and other litigation expenses that would otherwise be covered by our insurance, and we will not have insurance coverage for the attorneys fees and expenses relating to the settlement that we incur in the future.

SEC INVESTIGATION


         In October 1998, the Securities and Exchange Commission, or SEC, began a formal investigation of us and other individuals with respect to our 1997 financial statements and public disclosures. During 1999, we produced documents in response to the SEC's subpoena and cooperated with the investigation. A number of current and former officers and employees and outside directors testified before the staff of the SEC.


         In November 1999, the SEC staff attorneys informed us in writing that the staff intended to file a civil injunctive action and seek civil monetary penalties against us for alleged violations of the federal securities laws.


         On June 29, 2000, the SEC filed, in the United States District Court for the Northern District of California, a complaint against us and three former employees. On the same day, the court approved our settlement with the SEC and entered judgment against us. The court's order enjoins us from violating the books and records and related provisions of the federal securities laws but does not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. At December 31, 2000, we had accrued $775,000 in legal fees in connection with this settlement and related continuing matters.



         We do not believe, based on current information, that the order will have an adverse impact on our business or financial condition.

PACIFIC MONOLITHICS LAWSUIT


         In March 1999, Pacific Monolithics, Inc., which has filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and is suing as debtor-in-possession, filed a lawsuit in Santa Clara County Superior Court, California against us, two of our directors, four former directors, one of whom was subsequently dismissed, a former officer and PWC. The lawsuit concerns an agreement that we entered into in March 1998 to acquire Pacific Monolithics through a merger, which was never consummated. The complaint alleged that we induced Pacific Monolithics to enter into the agreement by providing it with our financial statements, and by making other representations concerning our financial condition and results of operations, which were false and misleading, and further alleged that we wrongfully failed to consummate the acquisition. The complaint claimed the defendants committed breach of contract and breach of implied covenant of good faith and fair dealing, as well as fraud and negligent misrepresentation. The complaint sought compensatory and punitive damages according to proof, plus attorneys' fees and costs. In July 1999, the court granted our motion to compel arbitration and to stay the lawsuit pending the outcome of the arbitration.



         In October 1999, the plaintiff filed a demand for arbitration against us and the individual defendants with the San Francisco office of the American Arbitration Association. In the demand, the plaintiff alleged claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of the proposed merger between the two companies. The demand sought unspecified compensatory and punitive damages, pre-judgment interest and attorneys' fees and costs. In November 1999, the individual defendants and we answered the demand by denying the claims and seeking an award of attorneys' fees and costs under the agreement for the proposed merger. The arbitration hearing was held in September 2000.



         On July 7, 2000, the parties participated in a mediation of the dispute in San Jose, California before the Honorable (Ret.) Peter Stone of Judicial Arbitration and Mediation Services. The mediation resulted in a stipulation for settlement of the litigation. The parties formalized the terms of settlement by entering a settlement agreement and mutual general release and covenant not to sue dated August 21, 2000. Our former auditors also joined in this agreement.



         Under the terms of the agreement, in full settlement and compromise of all of Pacific Monolithics' claims against us and our current and former officers and directors, and in exchange for Pacific Monolithics full release, we agreed to deliver to Pacific Monolithics the total sum of 213,333 shares of our common stock, valued at $2,000,000 as of July 7, 2000.



         We delivered 213,333 shares of its common stock to Pacific Monolithics on September 14, 2000. On September 19, 2000, we filed, and the Santa Clara Superior Court entered, a request for dismissal with prejudice of the lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK


         Our common stock was traded on the Nasdaq National Market under the symbol "HYBR" during the period from our initial public offering on November 12, 1997 through June 16, 1998. On June 17, 1998, trading in our common stock was suspended by the Nasdaq National Market, in response to our independent auditors, PWC, withdrawing their reports to our 1997 financial statements. The suspension continued until December 1, 1998, when our common stock was de-listed by the Nasdaq National Market due to continuing noncompliance with listing requirements. From December 1, 1998 to July 5, 2000, our stock traded in the over-the-counter market on the pink sheets. On July 6, 2000, our stock was re-listed on Nasdaq. The table below shows the range of high and low closing sale prices reported. The table reflects inter-dealer prices without retail mark-up, mark down or commission. On February 28, 2001, the closing price of our common stock on the Nasdaq was $3.94.


                                                                                            HIGH       LOW
                                                                                            ----       ---
First Quarter 1998.....................................................................      $13.00     $4.00
Second Quarter 1998....................................................................       $8.75     $2.13
Third Quarter 1998.....................................................................       Not Traded
Fourth Quarter 1998....................................................................       $0.75     $0.13
First Quarter 1999.....................................................................       $1.25     $0.13
Second Quarter 1999....................................................................       $2.88     $0.38
Third Quarter 1999.....................................................................       $9.03     $2.00
Fourth Quarter 1999....................................................................      $20.00     $4.75
First Quarter 2000.....................................................................      $24.50     $8.00
Second Quarter 2000....................................................................      $13.50     $4.75
Third Quarter 2000.....................................................................      $20.19     $5.56
Fourth Quarter 2000....................................................................      $18.75     $3.13

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

ITEM 6.  SELECTED FINANCIAL DATA


         The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                   Years Ended December 31,
                                                --------------------------------------------------------
                                                   2000        1999        1998      1997(1)      1996
                                                ----------   --------- ----------   ---------  ---------
  STATEMENT OF OPERATIONS DATA:
 Net sales                                         22,795      13,016     12,418       4,120      2,962
 Cost of sales                                     23,139      13,341     14,046       8,899      3,130
                                                ----------   --------- ----------   ---------  ---------

 Gross profit                                        (344)       (325)    (1,628)     (4,779)      (168)

 Operating expenses:
   Research and development                         6,715       4,191      7,771       7,831      5,076
   Sales and marketing                             16,491       1,740      3,642       4,678      1,786
   General and administrative                      11,625       7,660      8,933       2,964      1,714
   Asset impairment charge                                          -      1,250           -          -
   Write off of technology license                      -           -      1,283           -          -
                                                ----------   --------- ----------   ---------  ---------

      Total operating expenses                     34,831      13,591     22,879      15,473      8,576
                                                ----------   --------- ----------   ---------  ---------

         Loss from operations                     (35,175)    (13,916)   (24,507)    (20,252)    (8,744)
 Interest income and other expense, net              (717)        171        779         316        257
 Interest expense                                  (1,311)     (8,447)      (897)     (1,666)       (28)
                                                ----------   --------- ----------   ---------  ---------

 Net loss                                       $ (37,203)   $(22,192) $ (24,625)   $(21,602)  $ (8,515)
                                                ==========   ========= ==========   =========  =========

 Basic and diluted net loss per share             $ (2.03)    $ (2.08)   $ (2.37)    $ (6.10)   $ (3.36)
                                                ==========   ========= ==========   =========  =========
 Shares used in basic and diluted
   per share calculation (2)                       18,309      10,678     10,410       3,541      2,535
                                                ==========   ========= ==========   =========  =========

                                                                      December 31,
                                         ---------------------------------------------------------------
                                            2000          1999          1998        1997(1)       1996
                                         ----------   -----------   -----------  -----------  ----------
   BALANCE SHEET DATA:
 Cash and cash equivalents                   $1,878      $ 13,394       $ 3,966     $ 27,143     $ 3,886
 Working capital                              6,324        11,527          (812)      23,795       6,944
 Total assets                                19,664        21,152        15,420       39,065      10,539
 Long-term debt                               5,632        23,978           419          654         472
 Total stockholders' equity (deficit)         2,957        (9,820)        2,702       27,303       7,709

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


 REVENUE RECOGNITION


         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of December 31, 2000, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $5.6 million, of which $4.9 million was in connection with shipments to Sprint. Sprint's purchases of head end equipment are generally subject to testing and acceptance procedures, and we anticipate that we will continue to defer recognition of revenue for those shipments until those procedures have been satisfied and the products have been accepted by Sprint. In 2000, we recognized $16.1 million as gross revenue from sales to Sprint Corporation






         The CMG-2000 includes installed software that manages the data flowing to and from the users of the system and the outside world. Prior to 2000, we generally sold this product with a three-year technical support contract for which we did not charge separately. Beginning in 2000, we began offering a separate one-year technical support contract. As required by Statements of Position 97-2 "Software Revenue Recognition", revenues from the CMG-2000 are recognized upon customer acceptance and the revenues from the support contract are recognized over the term of the contract on a straight-line basis based on vendor-specific objective evidence of fair value.



         In September 1999, Sprint committed to purchase $10 million of our products subject to certain conditions. In connection with Sprint's commitment, we issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our common stock at $2.85 per share. Ten percent of the warrants became exercisable on the shipment dates when aggregate shipments of products and services pursuant to purchase orders submitted by Sprint to us were at least $1 million. Thereafter, each additional shipment of $1 million entitled Sprint to exercise an additional 10% of its warrants, until all shipments aggregated $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS
123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. The amount of such shipments during the year ended December 31, 2000 reached the $10,000,000 maximum and therefore, the warrants became fully exercisable. We originally determined that this warrant had an estimated value, using the Black-Scholes valuation model, of $16.1 million, which was fully applied as $2.5 million of sales discounts and $13.6 million of sales and marketing expense during the nine months ended September 30, 2000. As part of the year-end closing process, we determined that subsequent events and market conditions necessitated further analysis of the warrants' estimated value. In particular, the probability of Sprint's near term exercise of its warrants diminished with our success in raising equity capital in February 2001, Sprint's November 2000 announcement of its change in focus of its broadband efforts for consumers and small businesses, and the recent drop in our stock price. Consequently, we applied the Black-Scholes method using a longer expected life of the warrants, that is, the full contract term, and arrived at an estimated warrant value of $20.8 million. We applied the additional $4.7 million arising from this change in estimate as sales discounts in the fourth quarter of 2000.


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




RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

         NET SALES. After non-cash sales discounts of $7,129,000 in 2000 and $407,000 in 1999, net sales increased 75% to $22,795,000 in 2000 from
$13,016,000 in 1999 and 5% from $12,418,000 in 1998 to $13,016,000 in 1999.
There were no non-cash sales discounts in 1998. The non-cash sales discounts recorded in 2000 are discussed above in "Revenue Recognition". Non-cash sales discounts recorded in 1999 were in connection with the issuance of common stock purchase warrants issued to two customers. We do not have any plans for issuing additional warrants with sales agreements in the future. Broadband wireless system operators accounted for 94% of sales in 2000, 48% in 1999, and 43% of sales in 1998. The growth in revenues in 2000 compared to 1999 is primarily due to increased sales of fixed broadband wireless equipment, particularly to Sprint Corporation and Look Communication. Although Look Communications purchased a substantial amount of our equipment in 2000, we expect to make limited sales to them in 2001.


          International sales accounted for 24% of gross sales in 2000, 5% in 1999, and 0% in 1998. In 2000, Hybrid systems were deployed in Canada, Ireland, Nigeria, Korea, Peru, and Argentina.


         GROSS MARGIN. Gross margin was negative 1.5% in 2000, negative 2.5% in 1999, and negative 13.1% in 1998. The improved gross margins from 1998 to 1999 was primarily due to an increase in sales volume coupled with a decrease in fixed manufacturing costs. The improvement in gross margins from 1999 to 2000 was primarily due to an increase in the sales volume of higher margin head end equipment as compared to total sales. We believe that in 2001 our existing customers are likely to purchase a greater proportion of CPEs relative to head end equipment as compared to 2000. We earn substantially higher margins on our head end equipment than on CPEs and, consequently, expect that gross margin for 2001 will decline unless we either make substantial head end sales to new customers or secure better margins on the CPEs that we sell to our current customers.



         RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing head end and software development expenses as well as design expenditures associated with new product development, new product production, manufacturing cost reduction programs and improvements in the manufacturing of existing products. Research and development expenses were $6,715,000, $4,191,000, and $7,771,000 for 2000, 1999, and 1998, respectively. Research and development expenses included non-cash charges of $470,000, $668,000, and $0 in 2000, 1999, and 1998, respectively for compensation recognized on stock options granted at exercise prices below fair market value to employees and fair value for stock options granted to consultants engaged in research and development. The increase in research and development expenses in 2000 as compared to 1999 was primarily due to an increase in personnel costs ($1,037,000) and consulting fees ($1,024,000). The decrease in research and development expenses in 1999 as compared to 1998 was due to reduced staffing and associated personnel costs ($1,780,000).



         SALES AND MARKETING. Sales and marketing expenses include primarily salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $16,491,000, $1,740,000, and $3,642,000 during 2000, 1999, and 1998, respectively and included charges related to the Sprint Warrant in 2000. Sales and marketing expenses included non-cash charges of $47,000, $88,000, and $0 in 2000, 1999, and 1998, respectively for compensation recognized on stock options granted at exercise prices below fair market value for employees and fair value for stock options granted to consultants engaged in sales and marketing. In 2000, we incurred non-cash charges, totaling $13,671,000, due to the recording of the fair value of the earned, but unexercised Sprint warrants described above. The increase in sales and marketing expenses in 2000 as compared to 1999 was primarily due to the Sprint warrant charge ($13,671,000) and to an increase in consulting expenses ($548,000). The decrease in sales and marketing expenses in 1999 as compared to 1998 was due principally to a decrease in headcount and related payroll costs ($818,000) and reduced expenses for advertising, promotion and travel ($566,000). We expect to increase our sales and marketing expenses as we expand our sales and marketing efforts in future periods.



         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting, and consulting fees. General and administrative expenses were $11,625,000, $7,660,000, and $8,933,000 during 2000, 1999, and 1998, respectively. General and administrative expenses included non-cash charges of $287,000, $219,000, and $0 during 2000, 1999, and 1998, respectively, for compensation recognized on stock options granted at exercise prices below fair market value to employees and fair value for stock options granted to consultants engaged in providing general and administrative services. In addition, the 2000 general and administrative expenses also included non-cash charges of $3,176,000 relating to the separation of two of our executives, and $2,000,000 in connection with the Pacific Monolithics lawsuit (see Item 3 "Legal Proceedings"). No such charges were recorded to general and administrative expenses in 1999 and 1998. Excluding the non-cash charges described above, general and administrative expenses in 2000 decreased $1,279,000 compared to 1999. This decrease was due to reductions in legal fees ($2,624,000) that were offset in part by increases in personnel related costs ($675,000). The decrease in general and administrative expenses in 1999 as compared to 1998 was primarily due to a decrease in legal fees ($1,110,000).



         INTEREST INCOME (EXPENSE) AND OTHER. We incurred net interest expense of $2,028,000, $8,276,000, and $118,000 in 2000, 1999, and 1998, respectively.
In August 1999, we issued $18.1 million of convertible debentures that were converted into common stock in June 2000. In 2000, net interest expense included a premium paid on the conversion of the debentures resulting in a beneficial conversion element valued at $1,170,000. The increase in net interest expense in 1999 compared to 1998 was due to amortization of the deemed discount on the debentures of $7,400,000, which resulted from the difference between the conversion price of the convertible debentures and the then market price of our common stock. This deemed discount was amortized through December 31, 1999 (the date on which the debentures became convertible). Excluding the $7,400,000 discount in 1999, the increase in interest expense in 1999 compared to 1998 was due to accrued interest on the convertible debentures. Excluding the $1,170,000 premium paid in 2000 and the $7,400,000 deemed discount in 1999, interest expense would have been $858,000 and $876,000 in 2000 and 1999, respectively.


         LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised $42.5 million in net proceeds through our initial public offering (in November
1997) and other debt and equity financing. By September 1999, our cash and cash equivalents had been virtually exhausted. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). During the quarter ended June 30, 2000, at our request, the holders agreed to convert the entire principal amounting to a face value of $18.1 million plus accrued interest through June 30, 2000 of $594,000, into 6,559,310 shares of common stock. Upon the conversion, we paid a premium, as an inducement to the holder's equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of common stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of common stock.

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


         Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

         o a $7.5 million principal amount 6% convertible debenture due 2003, which will be convertible into shares of our common stock;

         o a common stock purchase warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of the Halifax Fund, or at our election at a price per share equal to the lower of $9.00 and 94% of the daily volume weighted average price; and

         o    an adjustment warrant.

         The adjustment warrant will be exercisable beginning on the 18th day following the date (referred to in this discussion as the effective date) that there is declared effective by the Securities and Exchange Commission the registration statement that we are required to file with respect to the resale of the shares of common stock underlying the debentures and warrants. The adjustment warrant will only be exercisable, however, if the volume weighted average sale price for our common stock is not more than $7.2694 per share. The aggregate number of shares issuable pursuant to the exercise of the adjustment warrant will be determined by dividing $8,625,000 by the adjustment price, as defined below, and then subtracting the sum of the number of shares of common stock previously issued pursuant to the conversion of the debenture and the number issued upon any previous exercise of the adjustment warrant. The adjustment price is the average of the 15 lowest daily volume weighted average sale prices of our common stock as reported on Nasdaq, not including the three lowest days, during the 65 trading day period following the effective date. The adjustment price will not be below $3.50 per share. The adjustment warrant terminates three months after the end of the 65 trading day adjustment period. In consideration for such securities, Palladin paid an initial purchase price of $7,500,000. We granted to Palladin in the purchase agreement rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, we also entered into a Registration Rights Agreement with Palladin.

         Net cash used in operating activities was $11,742,000, $8,017,000, and $19,302,000 during 2000, 1999, and 1998, respectively. The net cash used in operating activities in 2000 was primarily the result of our net loss of $37,203,000 and an increase in net current assets related to operating activities of $9,517,000, offset by the beneficial conversion of convertible debentures of $20,800,000, non-cash compensation charges of $4,596,000 recognized on the grant of stock and stock options at exercise prices which were lower than fair market on the date of grant to employees and fair value for stock options granted to consultants, non-cash charges related to the issuance of stock for settlement of litigation of $2,000,000, non-cash charges related to the issuance of common stock to induce conversion of debentures of $1,170,000, and an increase in current liabilities of $5,698,000. The $9,517,000 increase in current assets was primarily attributable to an increase in net accounts receivable of $6,561,000, of which $6,108,000 was accounted for by Sprint Corporation. Inventory increased during 2000 by $1,067,000 after allowing for amounts related to unrecognized revenues of $3,339,000 and $858,000 as of December 31, 2000 and 1999,
respectively. This net increase was related to the higher level of sales activity in 2000. The net cash used in operating activities in 1999 was primarily the result of our net loss of $22,192,000, partially offset by non-cash charges attributable to the amortization of a deemed discount on the debentures amounting to $7,394,000, depreciation and amortization charges of $1,323,000, non-cash compensation charges of $1,031,000, and a reduction in current operating assets of $3,158,000. Net cash used in operating activities in 1998 was primarily due to our net loss of $24,625,000, partially offset by non-cash charges of $6,336,000 and an increase in net current assets related to operating activities of $1,013,000.

         Net cash used in investing activities was $788,000, $21,000, and $3,014,000 in 2000, 1999, and 1998, respectively. Aggregate capital expenditures for property and equipment (primarily computers, leasehold improvements, furniture, fixtures and engineering test equipment) were $788,000, $21,000, and $3,907,000 in 2000, 1999, and 1998, respectively. The significant decrease in capital expenditures in 2000 and 1999 as compared to 1998 was primarily due to higher expenditures for leasehold improvements in 1998 that were offset by proceeds from short-term investments of cash reserves. In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At December 31, 2000, we did not have any material commitments for capital expenditures.

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


         NEW ACCOUNTING PRONOUNCEMENTS


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. This statement was amended by SFAS 137, issued in June 1999, and it is effective for our financial statements for the year ended December 31, 2001. We currently transact substantially all of our revenues and costs in U.S. dollars and have not entered into any material amounts of derivative instruments. Accordingly, management does not currently expect adoption of this new standard to have a significant impact on us.


         RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. IN THE FUTURE, ADDITIONAL RISKS THAT WE ARE NOT CURRENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OCCUR, OR IF OTHERS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED AND THE PRICE OF OUR COMMON STOCK COULD DECLINE.

         WE EXPECT THAT WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR
         OPERATIONS


         Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were nearly exhausted by September 1999. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures. In February 2001, we entered an agreement with the Halifax Fund, L.P., under which we have raised $7.5 million and may raise an additional $7.5 million upon the exercise of warrants issued to Halifax under the agreement. We believe we have sufficient capital to continue operations through the year 2001. However, we expect that we will need to raise additional cash in the future to support further growth in our business. If we engage in research and development under our agreement with Sprint, we may need additional capital.


         Our ability to raise additional capital may be limited by a number of factors, including:


         o Sprint's veto rights, right of first refusal and other substantial rights and privileges,
         o our dependence upon Sprint's business and, to a lesser extent, the business of our other customers,
         o uncertainties and concerns resulting from our past financial reporting difficulties, class action litigation and related issues,

         o our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products,

         o uncertainty about our financial condition and results of operations and,
         o    our history of heavy losses,

         We can give no assurance that we will be able to raise the additional capital we will need in the future. Further, any financing we may be able to obtain may be on terms that are harmful to our business and our ability to raise additional capital. We may not have sufficient capital or other resources necessary to meet the requirements of our equipment purchase agreement with Sprint or with other large customers in the future.

         WE ARE LARGELY DEPENDENT ON SPRINT FOR OUR FUTURE BUSINESS, AND SPRINT HAS A GREAT DEAL OF INFLUENCE OVER OUR CORPORATE GOVERNANCE.

         We expect that a substantial portion of our future business will primarily come from wireless customers who hold spectrum license rights. Sprint has acquired a significant portion of the wireless spectrum licenses in the United States, so our future business will be substantially dependent upon orders from Sprint. Sprint accounted for 54% of our gross sales in the year ended December 31, 2000 and 84% of our net sales in the quarter ended March 31, 2001. Sprint uses our products in its initial offering of wireless Internet access services. We have only a small number of other customers.


         Sprint also has significant control over our corporate governance. For example, Sprint may designate two directors to serve on our board of directors. Further, we cannot issue any securities, with limited exceptions, or, in most cases, take important corporate action without Sprint's approval. Sprint has other rights and privileges, including a right of first refusal as to any proposed change in our control. This right of first refusal is assignable by Sprint to any third party. Further, if Sprint exercises warrants it currently holds, and assuming that no other warrant holders exercise, Sprint would beneficially own as of March 31, 2001, approximately 27.9% of our common stock. As a result, Sprint will have a great deal of influence on us in the future. We cannot be sure that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours.


         We have entered into an equipment purchase agreement with Sprint that imposes substantial requirements on us. We must:


         o meet Sprint's schedule for the manufacture and shipment of products;


         o    satisfy commitments for product development;



         o    satisfy installation and maintenance obligations; and



         o    license our technology to specified third parties.



         Sprint's obligation to purchase our products is subject to extensive testing and acceptance procedures. If we fail to meet the requirements of the agreement, we could be subject to heavy penalties, including the obligation to license our intellectual property rights to Sprint on a royalty-free basis. Sprint may also gain access to the key source code of our products.



         CHANGES IN PLANS OR CIRCUMSTANCES AT OUR LARGEST CUSTOMERS COULD SERIOUSLY HARM OUR SALES.



         In late 2000, Sprint, our largest customer for that year, completed a reorganization of its operations including the business to which we sell our products. As part of this reorganization, Sprint announced that it was focusing its broadband efforts in 13 geographical markets in the residential and small business areas. In light of these plans, we expect to sell a relatively smaller amount of our higher margin head end equipment to Sprint as compared to our earlier plans. This could reduce our sales and gross margins.



         In late 2000, Look Communications, our second largest customer for that year, encountered difficulties in securing additional financing to support the continued growth of its operations. We believe that Look Communications is exploring alternatives to obtain additional financing but cannot be sure that it will succeed. We did not make any sales to Look in the quarter ended March 31, 2001.



         WE HAVE NOT BEEN PROFITABLE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES IN THE FUTURE.



         We have not been profitable and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year. Our accumulated deficit was $129 million as of March 31, 2001. The potential of our business to produce revenue and profit is unproven. The market for our products has only recently begun to develop and is rapidly changing. Our market has an increasing number of competing technologies and competitors, and several of our competitors are significantly larger than us. We have experienced pressure to lower the price of our products in the past and we expect that these pressures will continue. We expect to incur losses in the future.



         WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS AND ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST. WE MIGHT NOT BE

         ABLE TO MEET THESE CHALLENGES.


         To meet the existing and future demands of the broadband wireless market, we must develop new products and enhance our existing products. Further, Sprint and other potential large customers will require us to demonstrate that our system can be successfully deployed on a much larger scale than it has been in the past. We might be unable to meet these challenges.


         Sprint and other potential customers are also requesting the ability to deploy equipment that can serve customers in locations that do not have direct line-of-sight to the wireless operators' antenna. We are developing new products to serve these subscribers. If another company is successful in deploying a cost effective non line-of-sight system before we do, our business will be harmed.

         WE DEPEND ON THE BROADBAND WIRELESS MARKET, WHICH IS A NEWLY DEVELOPING MARKET THAT IS SUBJECT TO UNCERTAINTIES.

         Before 2000, over half our sales were to cable customers. The cable industry has now developed a standard known as the Data Over Cable System Interface Specification. Our products do not conform to this standard, and we have experienced substantially reduced sales to cable customers. We are now focusing our business on the wireless industry, which is new and subject to uncertainties.


         The wireless industry competes with other technologies, including cable and digital subscriber lines to provide high-speed Internet access. The cable and digital subscriber line technologies avoid the principal disadvantage of wireless, which currently requires direct line-of-sight between the wireless operator's antenna and the customer's location. Wireless system operators also face a number of licensing and regulatory restrictions. Conditions in the wireless market could change rapidly and significantly from technological changes. Further, the development and market acceptance of alternative technologies could decrease the demand for our products or make them obsolete. There can be no assurance that the wireless industry market will grow or that our products will be accepted in the emerging market. We expect to face substantial competition in this market, which could limit our sales and impair our business.


         WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.


         Our market is intensely competitive, and we expect even more competition in the future. Several of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support, greater name recognition and access to customers, than we have. One of our principal competitors, Cisco, has recently announced that it has a competitive wireless technology that will offer cost effective performance and will operate successfully in environments in which it is difficult to obtain a line-of-sight between the customer's location and the wireless operators' antennae. Cisco's system may provide benefits superior to ours. We believe that other companies also have similar products under development. Further, our product development may be harmed by our lack of engineering resources. There can be no assurance that we will be able to compete successfully in the future.

         We have agreed with Sprint that in the future we will allow third parties to license our technology. These third parties may offer products that compete with ours, using our technology. This could create significant new competitive challenges for us. Our business depends upon the technical success and working relationships of companies that produce other parts of our system. These companies may decide to compete with us in the future, which could limit our growth and harm our business.

         WE MAY BECOME INVOLVED IN LITIGATION OVER OUR INTELLECTUAL PROPERTY WHICH COULD RESULT IN SIGNIFICANT COSTS AND MIGHT DIVERT THE ATTENTION OF OUR MANAGEMENT.

         Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of our patents, and to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and could divert the attention of our management. Further, others may claim that our products infringe upon their proprietary rights. These claims, with or without merit, could result in significant litigation costs, diversion of the attention of our management and serious to our business. We may be required to enter into royalty and license agreements that may have terms that are disadvantageous to us. If litigation is successful against us, it could result in the invalidation of our proprietary rights and our incurring liability for damages, which could have a harmful effect on our business. In the past, we initiated one patent infringement litigation to enforce our patent rights. This litigation resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them. For example, we granted to one of the defendants, Com21, Inc. a right of first refusal to purchase our patents. We may find it necessary to institute further infringement litigation, and third parties may institute litigation against us challenging the validity of our patents.



         MARKET PRESSURE TO REDUCE THE PRICE OF OUR PRODUCTS HAS HURT OUR BUSINESS, AND THE PRESSURE IS LIKELY TO INCREASE.



         We have experienced pressure from our customers, including Sprint, to lower prices for our products, and we expect that this pressure to lower the prices of our products will continue and increase. Market acceptance of our products, and our future success, will depend in part on reductions in the unit cost of our products. Our ability to reduce our prices has been limited by several factors, including our reliance on one manufacturer of our modems and on limited sources for other components of our products. Our research and development efforts seek to reduce the cost of our products through design and engineering changes. We have no assurance that we will be able to redesign our products to achieve substantial cost reductions or that we will otherwise be able to reduce our manufacturing and other costs. Any reductions in cost may not be sufficient to improve our gross margins, which must substantially improve for us to operate profitably.



         WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON LIMITED SOURCES FOR OUR COMPONENTS, SOME OF WHICH ARE BECOMING OBSOLETE



         We outsource manufacturing of our Series 2000 modem products to a single manufacturer, Sharp Corporation, while maintaining only a limited manufacturing capability for pre-production assembly and testing. Since we have only one manufacturing source for our modems, our ability to reduce our manufacturing costs may be limited.



        We are dependent upon key suppliers for a number of components within our Series 2000 products, including Texas Instruments, Hitachi, and Intel. There can be no assurance that these and other single-source components will continue to be available to us, or that deliveries to us will not be interrupted or delayed due to shortages. Having single-source components also makes it more difficult for us to reduce our costs for these components and makes us vulnerable to price increases by the component manufacturer. Any significant interruption or delay in the supply of components for our products or any increase in our costs for components could seriously harm our business.


         OUR LONG SALES CYCLE MAKES IT DIFFICULT FOR US TO FORECAST REVENUES, REQUIRES US TO INCUR HIGH SALES COSTS AND AGGRAVATES FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. OUR SALES CYCLE MAY GET LONGER.


         The sale of our products typically takes between six and twelve months. Customers usually want to perform significant technical evaluation before making a purchase. There are often delays resulting from our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. This makes it difficult for us to predict revenue. Since we incur sales costs before we make a sale or recognize related revenues, the length and uncertainty of our sales cycle increases the volatility of our operating results because we have high costs without offsetting revenues. Over the last year, our industry has consolidated so that our principal and potential customers are large service providers, including telecommunications companies. These larger customers tend to have longer and more exhaustive review and testing processes, which has increased our selling expenses and lengthened our sales cycle.


         INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.


         Although we sell our products primarily in the United States and Canada, we are pursuing opportunities in other countries. We believe that international sales may represent an increasingly greater proportion of our sales in the future. In 2000, international sales accounted for 24% of our gross sales, compared to 5% in 1999. Sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers, commonly known as VARs, or integrators. These VARs may not remain our exclusive distributors. They also compete with each other in some areas so it may be difficult for us to protect our international distribution channels. Further, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will depend on our VARs to develop radio equipment that complies with local licenses, which may slow deployment in some international markets.



         WE DEPEND ON OUR KEY PERSONNEL, AND HIRING AND RETAINING QUALIFIED EMPLOYEES IS DIFFICULT.



         Our success depends in significant part upon the continued services of our key technical, sales and management personnel. Our officers or employees can terminate their relationships with us at any time. Our future success also depends on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. There can be no assurance that we will be able to attract and retain key personnel. The loss of the services of one or more of our key personnel or our failure to attract additional qualified personnel could prevent us from meeting our product development goals and could significantly impair our business.


         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.


         We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our intellectual property rights. We cannot assure that our patents will cover all the aspects of our technology that require patent protection or that our patents will not be challenged or invalidated, or that the claims allowed in our patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. We initiated one patent infringement lawsuit to enforce our rights, which resulted in a settlement. We do not know whether we will need to bring litigation in the future to assert our patent rights, or whether other companies will bring litigation challenging our patents. This litigation could be time consuming and costly and could result in our patents being held invalid or unenforceable. Even if the patents are upheld or are not challenged, third parties might be able to develop other technologies or products without infringing any of these patents.



         We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors, and customers, to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps we take to protect our intellectual property may not be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. The laws of foreign countries may not protect our products or intellectual property rights to the same extent, as the laws of the United States.



         We have in the past received, and may in the future receive, notices from persons claiming that our products, software or asserted proprietary rights infringe the proprietary rights of these persons. We expect that developers of wireless technologies will be increasingly subject to infringement claims as the number of products and competitors as our market grows. While we are not subject to any infringement claims, any future claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all.


        DEFECTS IN OUR PRODUCTS COULD CAUSE PRODUCT RETURNS AND PRODUCT
        LIABILITY.


         Products as complex as ours frequently contain undetected errors, defects or failures, especially when introduced or when new versions are released. In the past, our products have contained these errors, and there can be no assurance that errors will not be found in our current and future products. The occurrence of errors, defects or failures could result in product returns and other losses. They could also result in the loss of or delay in market acceptance of our products. These might also subject us to claims for product liability.



         GOVERNMENT REGULATION MAY NEGATIVELY IMPACT OUR FUTURE GROWTH



         We are subject to federal, state and local government regulation. For instance, the regulations of the Federal Communications Commission, or FCC, extend to high-speed Internet access products such as ours. Further, governmental regulation of our customers may limit our growth and hurt our business. Each of our customers has filed applications to operate within a frequency spectrum regulated by the FCC. Delays in approvals by the FCC may limit our future growth. If the FCC changes its decision to open the frequency spectrum for full utilization, the future growth of the wireless industry could be limited.

         IF WE ARE DE-LISTED FROM THE NASDAQ NATIONAL MARKET, THE PRICE OF OUR COMMON STOCK COULD DROP, AND IT MAY BE MORE DIFFICULT TO TRADE OUR COMMON STOCK.



         The factors referred to in this section tend to cause our operating results to vary substantially from quarter to quarter. These fluctuations have caused the prices of our common stock to decline in the past and may reduce these prices in the future.



         Our common stock trades on the Nasdaq National Market, which imposes requirements to maintain the continued listing of our common stock on that market, including that we must maintain a minimum bid price of $5.00 per share for our common stock and have a market capitalization of at least $50 million. Our common stock was de-listed from the Nasdaq National Market and did not trade on Nasdaq between mid-June 1998 and July 6, 2000. We have received notices from Nasdaq indicating that we failed to meet its requirements and that our common stock may be de-listed from trading on the Nasdaq National Market. We have until June 6, 2001, to comply with the $50 million market capitalization requirement, and we must maintain this for a minimum of 10 consecutive days. Further, we have until July 2, 2001 to satisfy the $5 minimum bid price per share and we must maintain this price for 10 consecutive days. After this period, we could appeal to Nasdaq for a hearing regarding de-listing our common stock from the Nasdaq National Market. We could also seek to list our common stock on the Nasdaq Small Cap Market.



         De-listing of our common stock or listing on the Nasdaq Small Cap Market could reduce our stockholders' ability to buy or sell shares as quickly and as inexpensively as they have done historically. This reduced liquidity would make it more difficult for us to raise capital in the future. The trading price of our common stock could decline due to the change in liquidity and reduced publicity resulting from being de-listed from the Nasdaq National Market.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA



Independent Auditor's Report......................................................................... 25
Financial Statements:
Balance Sheets as of December 31, 2000 and 1999...................................................... 26
Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998....................... 27
Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 1999, and  1998... 28
Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998....................... 29
Notes to Financial Statements........................................................................ 30
Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited). Two years ended December 31, 2000..................... 46

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


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants
Orange, California
February 16, 2001

                              HYBRID NETWORKS, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                                   December 31,
                                                                                             2000              1999
                                                                                             -----             ----
                                         ASSETS
Current assets:
     Cash and cash equivalents                                                               $ 1,878            $ 13,394
     Accounts receivable, net of allowance for doubtful accounts of $200 in 2000 and 1999 (Includes related party receivables
                    of $6,164 and $56 at December 31, 2000 and 1999, respectively)             7,699               1,138
     Inventories (Includes inventory subject to acceptance by related party of $2,472 and
             $0 at December 31, 2000 and 1999, respectively)                                   7,303               3,755
     Prepaid expenses and other current assets                                                   519                 234
                                                                                            --------              ------

             Total current assets                                                             17,399              18,521
Property and equipment, net                                                                    2,000               2,244
Intangibles and other assets                                                                     265                 387
                                                                                            --------              ------

             Total assets                                                                   $ 19,664            $ 21,152
                                                                                            ========              ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations                                                   29                 336
   Accounts payable                                                                            4,529               2,035
   Accrued liabilities and other (Includes deferred revenue from a related party of
                    $3,710 and $16 at December 31, 2000 and 1999, respectively)                6,517               4,623
                                                                                            --------              ------
             Total current liabilities                                                        11,075               6,994
Convertible debentures (Includes related party convertible debenture
                    of $1 and $11,139 at December 31, 2000 and 1999, respectively)             5,500              23,827
Capital lease obligations, less current portion                                                    -                  29
Other long-term liabilities                                                                      132                 122
                                                                                            --------              ------
             Total liabilities                                                                16,707              30,972
                                                                                            --------              ------
Commitments and contingencies ( Notes 6,8,9, and 10)

Stockholders' equity (deficit):
     Convertible preferred stock, $.001 par value:
     Authorized: 5,000 shares;
     Issued and outstanding: no shares in 2000 or 1999                                             -                   -
   Common stock, $.001 par value:
     Authorized: 100,000 shares;
     Issued and outstanding: 21,935 shares in 2000 and
       11,481 shares in 1999                                                                      22                  11
   Additional paid-in capital                                                                125,899              75,823
   Unrealized gain on available-for-sale securities                                                -                 107
   Accumulated deficit                                                                      (122,964)            (85,761)
                                                                                            --------            --------

             Total stockholders' equity (deficit)                                              2,957              (9,820)
                                                                                            --------            --------

             Total liabilities and stockholders' equity (deficit)                           $ 19,664            $ 21,152
                                                                                            ========            ========



   The accompanying notes are an integral part of these financial statements.

                              HYBRID NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                         Years Ended December 31,
                                                                                                        --------------------------
                                                                                                    2000         1999         1998
                                                                                                    -----        -----        ----
 Net sales
           Products (Includes related party sales of $8,911, $99, and $0 for the
                  years ended December 31, 2000, 1999, and 1998, respectively)                     $21,711      $12,499    $ 12,039
           Services and software (Includes related party sales of $263, $28, and $0 for the
                   years ended December 31, 2000, 1999, and 1998, respectively)                      1,084          517         379
                                                                                                 ---------    ---------   ---------
 Total net sales                                                                                    22,795       13,016      12,418
 Cost of sales ( Includes related party cost of goods sold of $10,876,$58, and $0
           for the years ended December 31, 2000, 1999, and 1998, respectively)                     23,139       13,341      14,046
                                                                                                 ---------    ---------   ---------

 Gross loss                                                                                           (344)        (325)     (1,628)
                                                                                                 ---------    ---------   ---------

 Operating expenses:
   Research and development                                                                          6,715        4,191       7,771
   Sales and marketing (Includes expense of $13,671, $0, and $0 to record the fair value of warrants issued to a related party during the years ended December 31, 2000,
           1999, and 1998, respectively)                                                            16,491        1,740       3,642
   General and administrative                                                                       11,625        7,660       8,933
   Asset impairment charge                                                                               -            -       1,250
   Write off of technology license                                                                       -            -       1,283
                                                                                                 ---------    ---------   ---------

      Total operating expenses                                                                      34,831       13,591      22,879
                                                                                                 ---------    ---------   ---------

        Loss from operations                                                                       (35,175)     (13,916)    (24,507)
 Interest income and other expense (Includes expense for inducement to convert related party convertible debenture of $711, $0, and $0 for the years ended
           December 31, 2000, 1999, and 1998, respectively)                                           (717)         171         779
 Interest expense (Includes related party interest expense of $316, $4,632, and $0
           for the years ended December 31, 2000, 1999, and 1998, respectively)                     (1,311)      (8,447)       (897)
                                                                                                 ---------    ---------   ---------
        Net loss                                                                                 $ (37,203)   $ (22,192)  $ (24,625)
                                                                                                 ---------    ---------   ---------
                                                                                                 ---------    ---------   ---------

 Basic and diluted loss per share                                                                  $ (2.03)     $ (2.08)    $ (2.37)
                                                                                                 ---------    ---------   ---------
                                                                                                 ---------    ---------   ---------

 Shares used in basic and diluted per share calculation                                             18,309       10,678      10,410
                                                                                                 ---------    ---------   ---------
                                                                                                 ---------    ---------   ---------



The accompanying notes are an integral part of these financial statements.

                              HYBRID NETWORKS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                              Preferred Stock   Common Stock    Additional   Compre-     Accumu-           Compre-
                                             ----------------  -------------     Paid-in     hensive     lated             hensive
                                             Shares   Amount   Shares   Amount   Capital   Income(loss)  Deficit    Total   loss
                                            -------- -------- -------- -------- --------- ------------- ---------  ------- -------

 Balances,  January 1, 1998                    -      $ -     10,345    $ 10   $ 66,145      $ 92    $ (38,944) $ 27,303
   Exercise of common stock options            -        -        127       -         87         -            -        87
   Grant of stock bonus awards                 -        -          1                  5         -            -         5
   Charge due to acceleration of options       -        -          -       -         24         -            -        24
   Reclassification for gains
     included in net loss                      -        -          -       -          -       (92)           -       (92)  $    (92)
   Net loss                                    -        -          -       -          -         -      (24,625)  (24,625)   (24,625)
                                                                                                                           --------

   Comprehensive loss                          -        -          -       -          -         -            -         -   $(24,717)
                                          -------    ----    -------   -----   ---------     ----   ----------  --------   =========

 Balances,  December 31, 1998                  -        -     10,473      10     66,261         -      (63,569)    2,702

   Exercise of common stock options            -        -        251       -        345         -            -       345
   Stock issued for services                   -        -          7       -         56         -            -        56
   Sales discount recognized on issuance of
      warrants to customers                    -        -          -       -        407         -            -       407
   Compensation recognized on issuance of
      stock options                            -        -          -       -        975         -            -       975
   Class action settlement stock issued        -        -        750       1        385         -            -       386
   Discount related to beneficial conversion
     of notes (Includes related
     party amounts of $4,494)                  -        -          -       -      7,394         -            -     7,394
   Unrealized gain on investments              -        -          -       -          -       107            -       107   $    107
   Net loss                                    -        -          -       -          -         -      (22,192)  (22,192)   (22,192)
                                                                                                                           --------

   Comprehensive loss                          -        -          -       -          -         -            -         -   $(22,085)
                                          -------    ----    -------   -----   ---------     ----   ----------  --------   ========

 Balances,  December 31, 1999                  -        -     11,481      11     75,823       107      (85,761)   (9,820)

   Exercise of common stock options            -        -      1,181       1      1,348         -            -     1,349
   Exercise of warrants                        -        -         71       1                    -            -         1
   Convertible debt (Includes $12,118 of
     of convertible debentures converted
     by related party)                         -        -      6,691       7     19,930         -            -    19,937
   Stock Bonus                                 -        -          3       -         27         -            -        27
   Sales discount recognized on issuance of
      warrants to related party                -        -          -       -     20,800         -            -    20,800
   Compensation recognized on issuance of
      stock options                            -        -          -       -      4,596         -            -     4,596
   Class action and other lawsuit
        settlement stock issued                -        -      2,508       2      3,301         -            -     3,303
   Discount related to beneficial conversion
      of notes (Includes related party
      amounts of $44)                          -        -          -       -         74         -            -        74
   Unrealized gain on investments              -        -          -       -          -      (107)           -      (107)  $ (107)
   Net loss                                    -        -          -       -          -         -      (37,203)  (37,203)   (37,203)
                                                                                                                           --------

   Comprehensive loss                          -        -          -       -          -         -            -         -   $(37,310)
                                          -------    ----    -------   -----   ---------     ----   ----------  --------  =========


 Balances,  December 31, 2000                  -      $ -     21,935    $ 22   $ 125,899      $ -   $ (122,964) $ 2,957
                                          =======    ====    =======   =====   =========     ====   ==========  ========




The accompanying notes are an integral part of these financial statements.

                              HYBRID NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        YEARS ENDED DECEMBER 31,
                                                                                                       -------------------------
                                                                                                      2000       1999       1998
                                                                                                      ----       ----       ----

 Cash flows from operating activities:
   Net loss                                                                                         $ (37,203) $ (22,192) $ (24,625)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     1,139      1,323      1,883
      Amortization of discount related to beneficial conversion feature (Includes related party
          amounts of $4,494  for the year ended December 31, 1999)                                          -      7,394          -
      Issuance of stock for settlement of litigation                                                    2,000          -          -
      Asset impairment charge                                                                               -          -      1,250
      Provision for doubtful accounts                                                                       -          -        200
      Provision for excess and obsolete inventory                                                        (862)       529      1,691
      Compensation recognized upon issuance of stock and stock options                                  4,596      1,031          -
      Common stock issued to induce conversion of debenture (Includes expense for inducement
          to convert related party convertible debenture)                                               1,170          -          -
      Beneficial conversion of convertible debentures (Includes related party amount of
          $90 for the year ended December 31, 2000)                                                       149          -          -
      Sales discounts recognized on issuance of warrants to customers (Includes discounts for a related party of $20,800  and $0 for the year ended December 31, 2000 and 1999,
          respectively)                                                                                20,800        407          -
      Stock bonus                                                                                          27          -          5
      Charge for accelerated vesting of options                                                             -          -         24
      Interest added to principal of convertible debentures (Includes interest to a related party of
          $226 and $138 for the year ended December 31, 2000 and 1999, respectively)                      368        226          -
      Gain on available for sale of securities                                                           (107)       107          -
      Write off technology license                                                                          -          -      1,283
      Change in assets and liabilities:                                                                     -
        Restricted cash                                                                                    -         515       (515)
        Accounts receivable                                                                            (6,561)       295       (505)
        Inventories                                                                                    (2,686)       940       (645)
        Prepaid expenses and other current assets                                                        (270)       630       (502)
        Accounts payable                                                                                2,494        (28)      (222)
        Other long term liabilities                                                                         8         68          -
        Accrued liabilities and other                                                                   3,196        738      1,376
                                                                                                     --------  ---------   --------
        Net cash used in operating activities                                                         (11,742)    (8,017)   (19,302)
                                                                                                     --------  ---------   --------

 Cash flows from investing activities:
   Purchase of property and equipment                                                                    (788)       (21)    (3,907)
   Disposal of property and equipment                                                                       -          -         74
   Change in other assets                                                                                   -          -        (74)
   Purchase of short-term investments                                                                       -          -    (11,772)
   Proceeds from disposal of short-term investments                                                         -          -     12,665
                                                                                                     --------  ---------   --------
        Net cash used in investing activities                                                            (788)       (21)    (3,014)
                                                                                                     --------  ---------   --------

 Cash flows from financing activities:
   Repayment of capital lease obligations                                                                (335)      (465)      (478)
   Net proceeds from issuance of common stock                                                           1,349        345         87
   Proceeds from issuance of convertible debentures
     and related common stock warrants (Includes related party amount of $11,139 for the year
          ended December 31, 1999)                                                                          -     18,101          -
                                                                                                     --------  ---------   ---------
        Net cash provided by (used in) financing activities                                             1,014     17,981       (391)
                                                                                                     --------  ---------   --------
 Increase (Decrease) in cash and cash equivalents                                                     (11,516)     9,943    (22,707)
 Cash and cash equivalents, beginning of period                                                        13,394      3,451     26,158
                                                                                                     --------  ---------   --------
 Cash and cash equivalents, end of period                                                             $ 1,878   $ 13,394    $ 3,451
                                                                                                     ========  =========   ========

 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Common stock issued to settle class action liability                                               $ 1,303      $ 386        $ -
   Property and equipment acquired under capital leases                                                     -          -        280
   Common stock issued in conversion of convertible debt                                               18,694          -          -
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                                          855        710        802
   Income taxes paid                                                                                        -          -          -




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


         The CMG-2000 includes installed software that manages the data flowing to and from the users of the system and the outside world. Prior to 2000, we generally sold this product with a three-year technical support contract for which we did not charge separately. Beginning in 2000, we began offering a separate one-year technical support contract. As required by Statements of Position 97-2 "Software Revenue Recognition", revenues from the CMG-2000 are recognized upon customer acceptance and the revenues from the support contract are recognized over the term of the contract on a straight-line basis based on vendor-specific objective evidence of fair value


PRODUCT DEVELOPMENT COSTS

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


4.  INVENTORIES

         Inventories are comprised of the following (in thousands):

                                                                           2000       1999
                                                                         -------    -------
       Raw materials                                                     $ 2,633    $ 2,251
       Work in progress                                                    1,144        190
       Finished goods                                                      3,526      1,314
                                                                         -------    -------
                                                                         $ 7,303    $ 3,755
                                                                         =======    =======

         At December 31, 2000 and 1999, finished goods inventory included $2,730,000 and $0, respectively, of equipment that had been shipped to customers but for such shipments the related revenue was deferred pending final customer acceptance.

         The allowance for excess and obsolete inventory was $1,980,219 and $2,842,000 at December 31, 2000 and 1999, respectively. The provision for excess and obsolete inventory included in cost of sales was $235,000, $529,000, and $1,691,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                       December 31,
                                                                                  ---------------------
                                                                                     2000         1999
                                                                                  ----------   --------
       Machinery and equipment                                                    $  3,828     $  3,059
       Office furniture and fixtures                                                   747          747
       Leasehold improvements                                                        1,922        1,914
                                                                                  ----------   --------
                                                                                     6,497        5,720
       Less accumulated depreciation and amortization                               (4,497)      (3,476)
                                                                                  ----------   --------
                                                                                  $  2,000     $  2,244
                                                                                  ==========   ========

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

7.  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

                                                                                     2000      1999
                                                                                    ------    ------
       Accrued payroll and related accruals                                         $  813    $  173
       Accrued class action settlement and related legal expenses                      775     2,946
       Deferred revenue and customer deposits                                        3,916       797
       Other liabilities                                                             1,013       707
                                                                                    ------    ------
                                                                                    $6,517    $4,623
                                                                                    ======    ======


Loss Contingencies



As required by SFAS No. 5 "Accounting for Contingencies", the Company records liabilities for loss contingencies, including those arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2000, the Company has accrued $775,000 for loss contingencies arising from pending litigation, which, in the opinion of management, are probable and reasonably estimable. This accrual includes an estimate of future legal costs based on opinions of legal counsel and our experience in related cases. (See Note 9) The amounts accrued for pending litigation were $775,000, $2,946,000 and $399,000 at December 31, 2000, 1999 and 1998, respectively. The total amounts charged to operations in connection with litigation expenses were $2,688,000, $3,312,000, and $4,422,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


8.  COMMITMENTS

LEASE OBLIGATIONS

         The Company entered into certain non-cancelable operating and capital lease commitments, which expire at various dates through April 2004. Capital leases bear interest at rates ranging from 7.6% to 10.1%. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

                                                        Capital   Operating
                                                        Leases     Leases
                                                        -------   ---------
       2001                                             $    30   $     899
       2002                                                             950
       2003                                                             976
       2004                                                             406
                                                        -------   ---------
       Thereafter                                            30   $   3,231
                                                                  =========
       Less amount representing interest                     (1)
                                                        -------
                                                             29
       Less current portion                                 (29)

                                                        -------
                                                        $     -
                                                        =======

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

         On June 29, 2000, the SEC filed in the United States District Court for the Northern District of California a complaint against the Company and three former employees. On the same day, the court approved the Company's settlement with the SEC and entered judgment against the Company. The court's order enjoins the Company from violating the books and records and related provisions of the federal securities laws but does not include any monetary penalties or an injunction against the violation of the antifraud provisions of the securities laws. At December 31, 2000, the Company has accrued $775,000 in legal fees in connection with this settlement and related continuing matters

         The Company does not believe, based on current information, that the order will have a material adverse impact on the Company's business or financial condition.

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


10.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The Board of Directors has authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. In September 1999, the Board authorized a Series J preferred stock with special voting rights; including the right to elect two members of the Board and veto rights over the following:

         o adopting an Annual Business Plan (as defined) or taking any actions that materially deviate from such plan;

         o making any capital expenditures in excess of $2 million in the aggregate in any fiscal year, except to the extent contemplated in the Annual Business Plan;

         o making any acquisition or disposition of any interests in any other person or business enterprise or any assets, in a single transaction or a series of related transactions, in which the fair market value of the consideration paid or received by the Company exceeds $1 million;

         o organizing, forming or participating in any joint venture or similar entity involving the sharing of profits in which the assets or services to be contributed or provided by the Company to such joint venture or other entity have a fair market value in excess of $1 million;

         o    forming a subsidiary;

         o issuing any common stock, preferred stock or other capital stock or any stock or securities (including options and warrants) convertible into or exercisable or exchangeable for common stock, preferred stock or other capital stock or amending the terms of any such stock or securities or any agreements relating thereto (other than employee stock options approved by the Board of Directors of the Company and common stock issued upon exercise thereof) or effecting any stock split or reverse stock split or combination;

         o entering into any transaction between the Company, on the one hand, and any affiliate or associate of the Company (as defined), on the other, other than the payment of compensation and other benefits to employees and directors in the ordinary course of business;

         o declaring or paying any dividend or other distribution with respect to the capital stock of the Company;

         o incurring any indebtedness for borrowed money or capital lease obligations that are not expressly contemplated in the then-current Annual Business Plan in excess of $250,000 in the aggregate during any fiscal year;

         o amending the Company's Certificate of Incorporation or Bylaws or creating or amending any stockholders' rights plan;

         o    declaring bankruptcy; or

         o    liquidating or dissolving the Company.

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

A summary of outstanding warrants as of December 31, 2000 follows:

     Number         Exercise     Expiration
  Outstanding        Price          Date
--------------  --------------  ---------------
      644,411     $    4.73        June 2001

      458,295         10.91      November 2002

       82,515         10.91      September 2002

        2,659         10.91       October 2002

    2,946,622          2.85      September 2004

      210,000          0.50        June 2005

        8,466          4.73       August 2005

        5,802         10.34       August 2006
-------------

    4,358,770
=============

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

Activity under the plans is set forth below (in thousands, except per share data):


                                                                                                    Weighted
                                                                                    Value of        Average
                                                   Shares           Options         Options         Exercise
                                                  Available       Outstanding     Outstanding        Price
                                                ------------      ------------    ------------    ------------

 Balances, January 1, 1998                            2,024            1,926           5,885            3.06
           Options granted                           (1,445)           1,445           4,527            3.13
           Stock bonus award                             (1)               -               -               -
           Options canceled                             511             (509)         (1,871)           3.66
           Options exercised                                            (127)            (87)           0.70
                                                ------------      ------------    ------------
 Balances, December 31, 1998                          1,089            2,735           8,454            3.09
                                                ------------      ------------    ------------

           Additional shares reserved                 5,524
           Options granted                           (4,075)           4,075           9,015            2.21
           Options canceled                           1,664           (1,664)         (4,388)           2.64
           Options exercised                                            (251)           (357)           1.42
                                                ------------      ------------    ------------
 Balances, December 31, 1999                          4,202            4,895      $   12,724       $    2.60
                                                ------------      ------------    ------------
           Additional shares reserved
           Options granted                           (2,442)           2,442          30,319           12.42
           Options canceled                           1,086           (1,085)         (6,365)           5.86
           Options exercised                                          (1,181)        (11,842)          10.04
                                                ------------      ------------    ------------
 Balances, December 31, 2000                          2,846            5,071          24,836       $    4.90
                                                ============      ============    ============


         For the years ended December 31, 2000, 1999, and 1998, the weighted average fair value of options granted was $12.25, $2.04, and $2.34 per share, respectively.

         As of December 31, 2000, the stock options outstanding were as follows (in thousands, except per share data):

                                          Weighted
                                          Average        Weighted                     Weighted
       Range of                          Remaining        Average                     Average
       Exercise            Number       Contractual      Exercise       Number        Exercise
        Prices          Outstanding     Life (Years)       Price     Exercisable       Price
        ------          -----------     ------------       -----     -----------       -----

 $0.50 to $0.54          1,037              5.74       $    0.50         611          $    0.50
 $1.08 to $2.19            397              3.02            2.14         175               2.08
 $3.63 to $5.13          1,111              3.75            3.74         371               3.86
 $5.31 to $8.78            653              5.29            7.35         195               8.31
$9.00 to $11.25            528              4.51            9.99          20              10.61
$12.19 to 19.75          1,345              4.17           16.60         281              17.03
                       ---------                                       -----
                         5,071              4.49       $    7.48       1,653          $    5.27

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

                                                  Years Ended December 31,
                                      --------------------------------------------
                                         2000            1999             1998
                                      ---------       ----------       -----------

Net loss as reported                  $ (37,203)      $  (22,192)      $  (24,625)
                                      =========       ==========       ==========
Net loss - pro forma                  $ (42,857)      $  (23,061)      $  (25,109)
                                      =========       ==========       ==========
Net loss per share - as reported      $   (2.03)      $    (2.08)      $    (2.37)
                                      =========       ==========       ==========

Net loss per share - pro forma        $   (2.34)      $    (2.16)      $    (2.41)
                                      =========       ==========       ==========

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

     Total income tax benefit differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                                   FOR THE YEARS ENDED
                                                                            --------------------------------
                                                                               2000        1999         1998
                                                                               ----        ----         ----
Total benefit computed by applying the U.S. statutory rate                  -34.00%     -34.00%      -34.00%
              Permanent differences                                           1.08%      11.40%        0.10%
              Change in valuation allowance                                  32.92%      22.60%       33.90%
                                                                            -------     -------      -------
                                                                                 0%          0%           0%
                                                                            =======     =======      =======

         Temporary differences which gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                                             December 31,
                                                                       ------------------------
                                                                           2000         1999
                                                                       -----------  -----------

  Current deferred assets:
       Allowance for doubtful accounts                                   $    80      $    80
       Inventory reserves                                                    789        1,132
       UNICAP                                                                666          644
       Unearned revenue                                                    1,552          302
       Accrued liabilities                                                 1,022        1,443
       Book compensation for stock options                                 9,977          417
                                                                       -----------  -----------
       Total current deferred assets                                      14,086        4,018
       Valuation allowance                                               (14,086)      (4,018)
                                                                       -----------  -----------

                                                                         $  -          $    -
                                                                         =======       =======
Long-term deferred assets:
       Net operating loss carryforwards                                  $21,006      $16,946
       Capitalized research expenditures                                   7,775        7,146
       Tax credit carryforwards                                            2,884        2,524
       Depreciation and amortization                                         843          679
                                                                       -----------  -----------
       Total long-term deferred assets                                    32,508       27,295
       Valuation allowance                                               (32,508)     (27,295)
                                                                       -----------  -----------
                                                                         $     -      $     -
                                                                         =======       =======

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

         In addition, at December 31, 2000, the Company had the following available credits to offset future tax liabilities:

                                                                           Tax             Expiration
                                                                        Reporting            Dates
                                                                       -----------        -----------

       Federal research and development credit                         $  1,729,000        2007-2015
       State research and development credit                              1,016,000        None
       State manufacturing investment credit                                140,000        2002-2008

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

         Individual customers that comprise 10% or more of the Company's gross sales are as follows:

                                                                                    YEARS ENDED  DECEMBER 31,
                                                                                      2000    1999    1998
                                                                                      ----    ----    ----

Sprint Corporation.................................................................    54%       28%     -
RCN Corporation....................................................................      -       31%   25%
Look Communications Inc............................................................    23%         -     -
Knology Holdings, Inc..............................................................      -         -   13%

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

SUPPLEMENTARY FINANCIAL DATA:

                            HYBRID NETWORKS, INC.
                       SELECTED QUARTERLY FINANCIAL DATA
              (Unaudited, in thousands, except per share data)


                                        Three Months Ended                             Three Months Ended
                                        ------------------                             ------------------
                            Mar. 31,    June 30,   Sept. 30,    Dec. 31,    Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                             2000        2000        2000         2000        1999       1999       1999       1999
                            -------     -------    --------     -------     -------    -------    -------    -------
 Net sales                $  1,677   $   2,747   $   5,475   $  12,896    $  4,123   $  3,004   $  3,319   $  2,570
                            -------     -------    --------     -------     -------    -------    -------    -------

 Gross profit (loss)          (189)     (1,558)         992         411       (141)    (1,345)       259        902
                            -------     -------    --------     -------     -------    -------    -------    -------
 Income (loss) from
  continuing operations   $ (7,711)  $  (8,994)  $ (12,823)  $  (5,647)   $ (3,050)  $ (4,282)  $ (2,663)  $ (3,921)
                            -------     -------    --------     -------     -------    -------    -------    -------
           Net (loss)     $ (7,963)  $ (10,667)  $ (12,939)  $  (5,634)   $ (3,253)  $ (4,489)  $ (4,663)  $ (9,787)
                            =======     =======    ========     =======     =======    =======    =======    =======
 Earnings per share:
 Basic:                   $  (0.57)  $   (0.73)  $   (0.61)  $   (0.26)   $  (0.31)  $  (0.43)  $  (0.44)  $  (0.88)
                            -------     -------    --------     -------     -------    -------    -------    -------
           Net (loss)     $  (0.57)  $   (0.73)  $   (0.61)  $   (0.26)   $  (0.31)  $  (0.43)  $  (0.44)  $  (0.88)
                            =======     =======    ========     =======     =======    =======    =======    =======

 Diluted:                 $  (0.57)  $   (0.73)  $   (0.61)  $   (0.26)   $  (0.31)  $  (0.43)  $  (0.44)  $  (0.88)
                            -------     -------    --------     -------     -------    -------    -------    -------
           Net (loss)     $  (0.57)  $   (0.73)  $   (0.61)  $   (0.26)   $  (0.31)  $  (0.43)  $  (0.44)  $  (0.88)
                            =======     =======    ========     =======     =======    =======    =======    =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


         The information required by Item 10 regarding our directors is incorporated by reference to the information under "Proposal No. 1-Election of Directors" in our definitive proxy statement for the annual stockholders' meeting in 2001 which we filed with the Securities and Exchange Commission on April 12, 2001.


ITEM 11.          EXECUTIVE COMPENSATION


         The information required by Item 11 of Form 10-K is incorporated by reference to the section "Executive Compensation" in our definitive proxy statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information regarding this item is incorporated by reference to the section "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Information regarding to this item is incorporated by reference to the section "Certain Relationships and Related Transactions" in our definitive proxy statement.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                                      PAGE NO.
                                                                                                                      --------
(a)         Documents filed as part of this Report:
      1.    FINANCIAL STATEMENTS. See the Index to Financial Statements at Item 8 of this Report...................       26
      2.    FINANCIAL STATEMENT SCHEDULES.
            Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.
                Schedule II-Valuation and qualifying accounts......................................................       53
      3.    EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:



                                                                           INCORPORATED BY REFERENCE
                                                                           -------------------------
EXHIBIT NO.                      EXHIBIT                          FORM       FILE NO.    FILING DATE EXHIBIT NO.     FILED HEREWITH
-----------                      -------                          ----       ---------   ----------- -----------     --------------
       3.01 Registrant's Amended and Restated Certificate of      S-1        333-36001    11-11-97      3.03
            Incorporation.
       3.02 Certificate of Designations of Series J               8-K        000-23289    09-24-99      3.1
            Non-Convertible Preferred Stock of the Registrant.
       3.03 Registrant's Amended and Restated Bylaws, as          10-K       000-23289    03-30-01      3.03
            amended on March 22, 2001
      10.01 Amended and Restated Investors Rights Agreement       S-1        333-36001    11-11-97      10.01
            dated as of September 18, 1997 between Registrant
            and certain investors, as amended October 13,
            1997 and as amended November 6, 1997.
      10.02 Registrant's 1993 Equity Incentive Plan.(2)           S-1        333-36001    11-11-97      10.02
      10.03 Registrant's 1996 Equity Incentive Plan. (2)          S-1        333-36001    11-11-97      10.03
      10.04 Registrant's Executive Officer Incentive Plan. (2)    S-1        333-36001    11-11-97      10.04
      10.05 Registrant's 1997 Equity Incentive Plan. (2)          S-1        333-36001    11-11-97      10.05
      10.06 Registrant's 1997 Directors Stock Option Plan. (2)    S-1        333-36001    11-11-97      10.06
      10.07 Registrant's 1997 Employee Stock Purchase Plan. (2)   S-1        333-36001    11-11-97      10.07
      10.08 Registrant's 1999 Stock Option Plan. (2)              10-K       000-23289    03-24-00      10.08
      10.09 Registrant's 1999 Officer Stock Option Plan. (2)      10-K       000-23289    03-24-00      10.09
      10.10 Form of Indemnity Agreement entered into by           S-1        333-36001    11-11-97      10.08
            Registrant with each of its directors and
            officers. (2)
      10.11 Employment Letter from the Registrant to Michael      10-Q       000-23289    05-11-00      10.1
            D. Greenbaum dated January 12, 2000
      10.12 Senior Secured Convertible $5.5 Million Debenture     S-1        333-36001    11-11-97      10.12
            Purchase Agreement between Registrant and London
            Pacific Life & Annuity Company dated April 30, 1997
            and related Senior Secured Convertible $5.5 Million
            Debenture Due 2002 and Security Agreement and Senior
            Secured Convertible $5.5 Million Debenture Due 2002.
      10.15 Collaboration Agreement among Registrant, Sharp       S-1        333-36001    11-11-97      10.15
            Corporation and Itochu Corporation dated
            November 25, 1996 and Addendum No. 1 thereto
            dated November 25, 1996.
      10.16 Sales and Purchase Agreement between Registrant       S-1        333-36001    11-11-97      10.16
            and Itochu Corporation dated January 10, 1997. (1)



      10.17 Stipulation of settlement, dated March 3, 1999        10-K       000-23289    03-24-00      10.17
            among the Registrant and lead counsel for the
            plaintiffs in class action litigation against the
            Registrant
      10.24 Sublease between the Registrant and Viking            S-4        333-52083    05-07-98      10.24
            Freight, Inc. dated February 9, 1998.
      10.26 Employment Letter from the Registrant to Judson       10-K       000-23289    06-14-99      10.26
            Goldsmith dated November 12, 1998. (2)
      10.27 Product Purchase Agreement between the Registrant     10-K       000-23289    06-14-99      10.27
            and RCN Operating Services, Inc. dated June 30,
            1997
      10.28 Securities Purchase Agreement between Sprint          8-K        000-23289    09-24-99      10.1
            Corporation and the Registrant dated August 30,
            1999.
      10.29 Warrant Agreement between Sprint Corporation and      8-K        000-23289    09-24-99      10.2
            the Registrant dated as of September 9, 1999.
            Amendment to Warrant Agreement between Sprint
            Corporation and the Registrant dated as of April
            21, 2000.
      10.30 Amendment to Warrant Agreement between Sprint         10-K       000-23289    03-30-01      10.30
            Corporation and the Registrant dated as of
            April 21, 2000.
      10.31 1999 Amended and Restated Investor Rights             8-K        000-23289    09-24-99      10.3
            Agreement dated as of September 9, 1999.
      10.32 Amendment to 1999 Amended and Restated Investor       10-K       000-23289    03-30-01      10.32
            Rights Agreement
      10.33 Form of 4% Convertible Class A Debenture due 2009.    8-K        000-23289    09-24-99      10.4
      10.34 Form of 4% Convertible Class B debenture due 2009.    8-K        000-23289    09-24-99      10.5
      10.35 Securities Purchase Agreement among the               8-K        000-23289    09-24-99      10.6
            Registrant and certain investors dated as of
            August 30, 1999.
      10.36 Form of 4% Convertible Debenture due 2009.            8-K        000-23289    09-24-99      10.7
      10.37 Purchase of Equipment and Services Agreement          8-K        000-23289    05-10-00      10.8
            between Sprint/United Management Company and the
            Registrant dated May 1, 2000.
      10.38 Amendment #1 to Purchase of Equipment and             10-K       000-23289    03-30-01      10.38
            Services Agreement between Sprint/United
            Management Company and the Registrant effective
            as of December 22, 2000.
      10.39 Amendment #2 to Purchase of Equipment and             10-K       000-23289    03-30-01      10.39
            Services Agreement between Sprint/United
            Management Company and the Registrant effective
            as of December 22, 2000.
      23.01 Consent of Independent Auditors                                                                             X

-----------

         (1) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the SEC.
         (2)      Represents a management agreement or compensatory plan.

(b) Reports on Form 8-K.

         We have filed the following current reports on Form 8-K since September 30, 2000:


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

Date:  June 1, 2001                             HYBRID NETWORKS, INC.
                                                By:  /s/ Michael D. Greenbaum
                                                     ------------------------
                                                     Michael D. Greenbaum
                                                     CHIEF EXECUTIVE OFFICER

                          INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California


         Our report on the financial statements of Hybrid Networks, Inc. is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) (2) of this Form 10-K.


         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ HEIN + ASSOCIATES LLP


Hein + Associates LLP
Certified Public Accountants
Orange, California
February 16, 2001

                              HYBRID NETWORKS, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  (IN THOUSANDS)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                              Additions      Additions
                             Balance at        Charged        Charged                      Balance
                             Beginning      to Costs and      to Other                     at End
 For the year ended:          of Period        Expenses       Accounts     Deductions     of Period
                            ------------   --------------   -----------  --------------  -----------
December 31, 2000                $    200       $     -       $     -        $     -      $    200
December 31, 1999                     200             -             -              -           200
December 31, 1998                       -           200             -              -           200


 INVENTORY RESERVES

                                              Additions      Additions
                             Balance at        Charged        Charged                      Balance
                             Beginning      to Costs and      to Other                      at End
 For the year ended:         of Period        Expenses        Accounts     Deductions     of Period
                            ------------   --------------   -----------   ------------   -----------
December 31, 2000               $   2,842      $    235       $     -     $  (1,097)     $   1,980
December 31, 1999                   3,135           529             -          (822)         2,842
December 31, 1998                   3,015         1,691             -        (1,571)         3,135