Form 10-Q
period 2001-06-30
HYBRID NETWORKS INC
filed 2001-08-14
CIK 900091

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23289

HYBRID NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0252931 (I.R.S. Employer Identification No.)
6409 Guadalupe Mines Road, San Jose, California (Address of principal executive offices)	95120 (Zip Code)

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

    Common shares outstanding at June 30, 2001: 22,379,780

HYBRID NETWORKS, INC.

INDEX

    As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2001	December 31, 2000*
ASSETS
Current assets:
Cash and cash equivalents	$3,959	$1,878
Accounts receivable, net of allowance for doubtful accounts of $200 in 2001 and 2000 (Includes related party receivables of $599 and $6,164 in 2001 and 2000, respectively)	1,247	7,699
Inventories (Includes inventory subject to acceptance by related party of $0 and $2,472 in 2001 and 2000, respectively)	4,987	7,303
Prepaid expenses and other current assets	169	519

Total current assets	10,362	17,399
Property and equipment, net	1,985	2,000
Intangibles and other assets	943	265

Total assets	$13,290	$19,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,138	4,529
Convertible debenture	5,500	—
Current portion of capital lease obligations	—	29
Accrued liabilities and other (Includes deferred revenue from a related party of $0 and $3,710 in 2001 and 2000, respectively)	2,604	6,517

Total current liabilities	10,242	11,075
Convertible debentures (Includes related party convertible debenture of $1 and $1 in 2001 and 2000, respectively)	2,787	5,501
Other long-term liabilities	135	131

Total liabilities	13,164	16,707
Stockholders' equity:
Convertible preferred stock, $.001 par value: Authorized: 5,000 shares; Issued and outstanding: no shares in 2001 or 2000	—	—
Common stock, $.001 par value: Authorized: 100,000 shares; Issued and outstanding: 22,380 shares in 2001 and 21,935 in 2000	22	22
Additional paid-in capital	132,484	125,899
Accumulated deficit	(132,380)	(122,964)

Total stockholders' equity	126	2,957

Total liabilities and stockholders' equity	$13,290	$19,664

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Sales
Products (Includes related party sales of $4,943, $0, $9,217 and $0 for the three and six months ended June 30, 2001 and 2000, respectively)	$5,156	$2,453	$9,943	$3,819
Services and software (Includes related party sales of $228, $2, $371, and $68 for the three and six months ended June 30, 2001 and 2000, respectively)	309	294	611	605

Total net sales	5,465	2,747	10,554	4,424
Cost of sales
Products (Includes related party cost of sales of $2,482, $2,169, $7,116, and $2,169 for the three and six months ended June 30, 2001 and 2000, respectively)	3,119	4,105	8,853	5,815
Services and software	331	200	826	357

Total cost of sales	3,450	4,305	9,679	6,172

Gross margin (loss)	2,015	(1,558)	875	(1,748)
Operating expenses:
Research and development	1,859	1,788	3,743	3,180
Sales and marketing (Includes related party expense of $0, $1,410, $0, and $3,793 for the three and six months ended June 30, 2001 and 2000, respectively)	757	2,115	1,553	5,120
General and administrative	1,292	3,533	3,114	6,658

Total operating expenses	3,908	7,436	8,410	14,958

Loss from operations	(1,893)	(8,994)	(7,535)	(16,706)
Interest income and other expense, net (Includes expense for inducement to convert related party convertible debenture of $0, $711, $0, and $711 for the three and six months ended June 30, 2001 and 2000, respectively)	68	(1,208)	91	(999)
Interest expense (Includes related party interest expense of $0, $158, $0, and $314 for the three and six months ended June 30, 2001 and 2000, respectively)	(1,317)	(465)	(1,973)	(924)

NET LOSS	(3,142)	(10,667)	(9,417)	(18,629)
Other comprehensive loss:
Realized gain on available-for-sale securities included in net loss	—	(10)	—	(66)

Total comprehensive loss	$(3,142)	$(10,677)	$(9,417)	$(18,695)

Basic and diluted net loss per share	$(0.14)	$(0.73)	$(0.42)	$(1.30)

Shares used in basic and diluted per share calculation	22,304	14,602	22,181	14,297

The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(9,417)	$(18,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	572
Amortization of discount relative to convertible debenture	1,125
Sales discounts recognized on issuance of warrants to a related party	—	5,943
Stock for services	30	—
Common stock issued to induce conversion of debenture (Includes expense for inducement to convert related party convertible debenture)	—	1,170
Compensation recognized on issuance of stock and stock options	265	2,281
Interest added to principal of convertible debentures (Includes interest to a related party of $0 and $224 for the six months ended June 30, 2001 and 2000, respectively)	162	368
Provision for excess and obsolete inventory	(424)	235
Beneficial conversion of convertible debentures	—	149
Change in unrealized gain on securities	—	(66)
Change in assets and liabilities:	—	—
Accounts receivable	6,452	(1,326)
Inventories	2,740	(498)
Prepaid expenses and other assets	(532)	116
Accounts payable	(2,392)	182
Other long term liabilities	4	4
Accrued liabilities and other	(3,912)	2,503

Net cash used in operating activities	(5,211)	(6,996)

Cash flows from investing activities:
Purchase of short term investments	—	(1,166)
Purchase of property and equipment	(469)	(206)

Net cash used in investing activities	(469)	(1,372)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	7,500	—
Repayment of capital lease obligations	(29)	(213)
Net proceeds from issuance of common stock	290	676

Net cash provided by financing activities	7,761	463

Increase (Decrease) in cash and cash equivalents	2,081	(7,905)
Cash and cash equivalents, beginning of period	1,878	13,394

Cash and cash equivalents, end of period	$3,959	$5,489

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock issued upon conversion of convertible debentures	$—	$18,694
Discount relative to convertible debenture	4,874	—
Common stock issued to settle class action liability	—	1,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	484	514
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and June 30, 2000 and the statements of cash flows for the six month periods ended June 30, 2001 and June 30, 2000, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

    The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $132,380,000 as of June 30, 2001 and $122,964,000 as of December 31, 2000. In 1997, we raised $42.5 million in net proceeds through our initial public offering and other debt and equity financing. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint Corporation and certain venture capital sources. In February 2001, we issued and sold to a fund managed by the Palladin Group L.P., $7.5 million in convertible debentures. This transaction also included a common stock Purchase Warrant which would, under certain conditions, provide up to an additional $7.5 million to the Company. Other than the agreement with Palladin, as of June 30, 2001, we have no available line of credit or other source of borrowings or financing. We believe that, with respect to our current operations, our cash balance, after giving effect to the financing completed in February 2001, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure needs through 2001. We may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

    At June 30, 2001, the Company's liquidity consisted of cash and cash equivalents of $3,959,000 and working capital of $120,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures due in April 2002 and $7,662,000 in convertible debentures plus accrued interest due in February 2003.

REVENUE RECOGNITION

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of June 30, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $212,000.

    We generally sell our software together with a one-year technical support contract, for which we charge separately, to provide upgrades, maintenance, system support and service. We recognize revenue on the software sale without reference to the maintenance contract, and we recognize revenue on the technical support contract over its term on a straight-line basis. Other service revenue, primarily training, is generally recognized at the time the service is performed.

    In September 1999, Sprint committed to purchase $10 million of our products subject to certain conditions. In connection with Sprint's commitment, we issued to Sprint warrants to purchase up to $8,397,873 in debentures that are convertible into 2,946,622 shares of our common stock at $2.85 per share. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000. There were no charges related the Sprint purchase warrants in the quarter ending June 30, 2001.

CONVERTIBLE DEBENTURES

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

    Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

  •
  a $7.5 million principal amount 6% convertible debenture due 2003, which was convertible into shares of our common stock;

  •
  a common stock purchase warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of the Halifax Fund, or at our election at a price per share equal to the lower of $9.00 or 94% of the daily volume weighted average price;

  •
  an adjustment warrant.

    In consideration for such securities, Halifax paid an initial purchase price of $7.5 million. We granted to Halifax in the purchase agreement, rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, we also entered into a Registration Rights Agreement with Halifax.

    On August 13, 2001, Halifax entered into an exchange agreement with the Company to exchange the $7.5 million debenture for 6% Cumulative Convertible Preferred Stock, amend the Registration Rights Agreement, and eliminate the previously issued adjustment warrant. The existing 6% convertible debenture and accompanying adjustment warrant will be exchanged for that number of shares equal to $7.5 million, plus accrued but unpaid interest, divided by the $1,000 face value of the newly designated

$.001 par value Preferred Stock which will accrete in value at a rate of 6% per annum. Such accretions will compound on June 30 and December 31 of each year until converted or redeemed.

    The preferred stock is convertible into common stock at the Conversion Price. The Conversion Price is $1.25 for the conversion of the first 1,875 shares of preferred stock. The Conversion Price for the remaining 5,685 shares, is equal to the sum of a floor price plus one-half of the excess of the then-current market price of Hybrid's common stock over the floor price. The floor price will be determined not later than April 1, 2002, and will be based on average market prices during a specified pricing period proximate to the date of fixing the floor price. The floor price cannot be less than $1.25 per share, resulting in a maximum number of 6 million common shares (before giving effect to liquidation value accretion) to be issued on conversion. The floor price cannot be greater than $5.00 per share. The preferred stock is also subject to forced conversion and early redemption by Hybrid in certain instances, subject to limits on the number of shares to be issued at any one time. The preferred shares are also subject to premium redemption at the holder's election in the event of a change in control. In addition, the transaction documents contain provisions for the payment of penalties and/or reductions of the conversion rates if Hybrid does not satisfy various contract provisions. Among other things, Hybrid is required to complete a resale registration statement for the common shares underlying the preferred shares and purchase warrant not later than October 16, 2001, and maintain listing of our common stock on an approved market.

    On February 16, 2006, if not previously converted, the Preferred Shares will automatically be redeemed, with the holders having the right to delay redemption for up to one year. The redemption price is in be paid in cash, but Hybrid may elect, provided certain conditions are satisfied, to pay the redemption price in shares of common stock, valued at 95% of the average of the daily volume-weighted average sales price for the 30 days prior to and 30 days subsequent to the anniversary date.

    Assuming certain conditions are met, we may require Halifax to convert the Preferred Shares if the closing price for our stock is at least $6.3212 per share for 20 out of 30 consecutive days or on any day on which the prior day's closing bid price of the stock was at least 120% of the then current conversion price subject to certain restrictions. The number of shares that can be forcibly converted is subject to limits on the number of common shares that the holder owns at any one time.

    Under the related agreements, we must comply with certain covenants including, but not limited to, certain prohibitions on incurring debt, issuing dividends, and repurchasing shares, redeeming the Halifax Preferred Stock at 120% of market value upon any change in control, and issuing any senior or pari passu preferred stock.

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

INVENTORIES

    Inventories are comprised of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$3,088	$2,633
Work in progress	1,214	1,144
Finished goods	685	3,526

	$4,987	$7,303

    At June 30, 2001 and December 31, 2000, finished goods inventory included $94,000 and $2,730,000, respectively, of equipment that had been shipped to customers but for which the related revenue was deferred pending final customer acceptance.

    The allowance for excess and obsolete inventory was $1,556,000 and $1,980,000 at June 30, 2001 and December 31, 2000, respectively. The provision for excess and obsolete inventory included in cost of sales was $530,000 and $235,000 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

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

    At June 30, 2001, we had 73 full-time employees and 4 part time employees.

REVENUE RECOGNITION

    We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of June 30, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $212,000.

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

RESULTS OF OPERATIONS

    NET SALES.  Our net sales increased by 99% to $5,465,000 for the quarter ended June 30, 2001 from $2,747,000 for the quarter ended June 30, 2000. The increase was due primarily to final acceptance of base station equipment that was shipped to Sprint in prior periods in the amount of $4,907,000, and the recognition of revenue from that sale, which was subject to acceptance criteria. For the three months ended June 30, 2001, broadband wireless systems operators accounted for 100% of net sales. During the same period in 2000, broadband wireless system operators accounted for 75% of net sales and cable system operators accounted for 25% of net sales. One customer, Sprint Corporation, accounted for 90% of net sales during the second quarter of 2001 compared to three customers who accounted for 52%, 22%, and 8% of net sales during the second quarter of 2000. International sales accounted for less than 1% of net sales during the three months ended June 30, 2001, and 52% for the comparable period in 2000.

    GROSS MARGIN.  Gross margin was a positive 37% and a negative 57% of net sales for the quarters ended June 30, 2001 and 2000, respectively. The increase in gross margin was primarily due to the higher ratio of base station equipment to CPE's in the sales mix for the period. In the second quarter of 2001, 91% of net sales were in higher margin base station equipment compared to 18% in the comparable period in 2000.

    RESEARCH AND DEVELOPMENT.  Research and development expenses include ongoing head end, customer premises,equipment, and software development expenses, as well as expenditures associated with cost reduction programs for existing products. Research and development expenses increased 4% to $1,859,000 for the quarter ended June 30, 2001 from $1,788,000 for the quarter ended June 30, 2000. Research and development expenses as a percentage of net sales were 34% and 65% for the second quarters of 2001 and 2000, respectively. Personnel and related costs increased $358,000 during the quarter ending June 30, 2001 compared to the second quarter of 2000.

    SALES AND MARKETING.  Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions, and travel. Sales and marketing expenses decreased 64% to $757,000 for the quarter ended June 30, 2001 from $2,115,000 for the quarter ended June 30, 2000. Sales and marketing expenses as a percentage of net sales were 14% and 77% for the second quarters of 2001 and 2000, respectively. Personnel and related costs decreased by $44,000 during the quarter. The largest component of the sales and marketing expenses for the second quarter of 2000 was the non-cash discount of $1,410,000 resulting from scheduled shipments to Sprint during the quarter. This discount and the related sales discount are described under the heading "Revenue Recognition" above.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist primarily of executive personnel compensation,, travel expenses, legal fees and other costs of outside services. General and administrative expenses decreased 63% to $1,292,000 for the quarter ended June 30, 2001 from $3,533,000 for the quarter ended June 30, 2000. General and administrative expenses as a percentage of net sales were 24% and 129% for the second quarters of 2001 and 2000, respectively. The decline in general and administrative expenses for the second quarter of 2001 was due primarily to a reduction in legal expenses during the period. Legal expenses were $272,000 and $2,170,000 for the three months ending June 30, 2001 and June 30, 2000, respectively. Personnel and related costs decreased by $205,000 during the quarter.

    INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET.  We incurred net interest expense of $1,249,000 for the three months ended June 30, 2001 compared to net interest expense of $1,673,000 for the three months ended June 30, 2000. Interest expense during the second quarter of 2001 included:

  •
  Interest on debentures of $425,000.

  •
  Amortization of loan fees related to the debenture of $141,000.

  •
  Amortization of the discount related to the debenture of $750,000.

    We expect to incur substantial interest and amortization expense until the $7.5 million debenture is converted, at which time the unamortized discount and fees will be recognized in full.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations primarily through a combination of debt, equity and equipment lease financing. In 1997, we raised $42.5 million in net proceeds through our initial public offering (in November 1997) and other debt and equity financing. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint (in the amount of $11.0 million) and certain venture capital sources (in the amount of $7.1 million). During the quarter ended June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal, amounting to a face value of $18.1 million plus accrued interest through June 30, 2000 of $594,000, into 6,559,310 shares of common stock. Upon the conversion, we paid a premium, as an inducement to the holder's, equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of common stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of common stock.

    Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 2000 into 2,946,622 shares of common stock common stock, on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to accept shipments of at least $10 million of our products. The amount of shipments in 2000 totaled at least $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000. There were no charges relating to the Sprint purchase warrants in the quarter ending June 30, 2001.

    Assuming that as of June 30, 2001, Sprint exercised all its warrants, it would own 7,013,068 shares of our common stock, representing approximately 27.7% of the 25,294,089 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of June 30, 2001 all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 19.8% of the 35,344,311 fully diluted shares of our common stock that would then be outstanding.

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

    Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

  •
  a $7.5 million principal amount 6% convertible debenture due 2003, which was convertible into shares of our common stock;

  •
  a common stock purchase warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of the Halifax Fund, or at our election at a price per share equal to the lower of $9.00 or 94% of the daily volume weighted average price;

  •
  an adjustment warrant.

    In consideration for such securities, Halifax paid an initial purchase price of $7.5 million. We granted to Halifax in the purchase agreement, rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, we also entered into a Registration Rights Agreement with Halifax.

    On August 13, 2001, Halifax entered into an exchange agreement with the Company to exchange the $7.5 million debenture for 6% Cumulative Convertible Preferred Stock, amend the Registration Rights Agreement, and eliminate the previously issued adjustment warrant. The existing 6% convertible debenture and accompanying adjustment warrant will be exchanged for that number of shares equal to $7.5 million, plus accrued but unpaid interest, divided by the $1,000 face value of the newly designated $.001 par value Preferred Stock which will accrete in value at a rate of 6% per annum. Such accretions will compound on June 30 and December 31 of each year until converted or redeemed.

    The preferred stock is convertible into common stock at the Conversion Price. The Conversion Price is $1.25 for the conversion of the first 1,875 shares of preferred stock. The Conversion Price for the remaining 5,685 shares, is equal to the sum of a floor price plus one-half of the excess of the then-current market price of Hybrid's common stock over the floor price. The floor price will be determined not later than April 1, 2002, and will be based on average market prices during a specified pricing period proximate to the date of fixing the floor price. The floor price cannot be less than $1.25 per share, resulting in a maximum number of 6 million common shares (before giving effect to liquidation value accretion) to be issued on conversion. The floor price cannot be greater than $5.00 per share. The preferred stock is also subject to forced conversion and early redemption by Hybrid in certain instances, subject to limits on the number of shares to be issued at any one time. The preferred shares are also subject to premium redemption at the holder's election in the event of a change in control. In addition, the transaction documents contain provisions for the payment of penalties and/or reductions of the conversion rates if Hybrid does not satisfy various contract provisions. Among other things, Hybrid is required to complete a resale registration statement for the common shares underlying the preferred shares and purchase warrant not later than October 16, 2001, and maintain listing of our common stock on an approved market.

    On February 16, 2006, if not previously converted, the Preferred Shares will automatically be redeemed, with the holders having the right to delay redemption for up to one year. The redemption price is in be paid in cash, but Hybrid may elect, provided certain conditions are satisfied, to pay the redemption price in shares of common stock, valued at 95% of the average of the daily volume-weighted average sales price for the 30 days prior to and 30 days subsequent to the anniversary date.

    Assuming certain conditions are met, we may require Halifax to convert the Preferred Shares if the closing price for our stock is at least $6.3212 per share for 20 out of 30 consecutive days or on any day on which the prior day's closing bid price of the stock was at least 120% of the then current conversion price subject to certain restrictions. The number of shares that can be forcibly converted is subject to limits on the number of common shares that the holder owns at any one time.

    Under the related agreements, we must comply with certain covenants including, but not limited to, certain prohibitions on incurring debt, issuing dividends, and repurchasing shares, redeeming the Halifax Preferred Stock at 120% of market value upon any change in control, and issuing any senior or pari passu preferred stock.

    Net cash used in operating activities was $5,211,000 and $6,996,000 during the second half of 2001 and 2000, respectively. The net cash used in operating activities in the second half of 2001 was primarily due to our net loss of $9,417,000, a decrease in accounts payable of $2,392,000, and an offsetting decrease in accounts receivable of $6,452,000. Net cash used in operating activities in the second half of 2000 was primarily the result of our net loss of $18,629,000, an increase in accounts receivable of $1,326,000 and an increase in other accrued liabilities of $2,503,000, offset by non-cash charges attributable to (i) sales discounts recognized on the issuance of warrants of $5,943,000 (see "Revenue Recognition"), (ii) compensation of $2,281,000 recognized on the issuance of stock and the vesting of stock options and (iii) a decrease in the provision for excess and obsolete inventory of $235,000.

    Net cash used in investing activities was $469,000 and $1,372,000 during the second half of 2001 and 2000, respectively, and was used in both periods for purchases of property and equipment (primarily computers, and engineering test equipment). At June 30, 2001, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities was $7,761,000 and $463,000 during the second half of 2001 and 2000, respectively. Net cash provided by financing activities during the second half of 2001 was primarily due to the $7,500,000 convertible debenture issued in February 2001. Net cash provided by financing activities during the second half of 2000 was primarily due to the exercise of stock options by employees and others, offset by the repayment of capital lease obligations.

    At June 30, 2001, the Company's liquidity consisted of cash and cash equivalents of $3,959,000 and working capital of $120,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures due in April 2002 and $7,662,000 in convertible debentures due in February 2003. We have no available line of credit or other source of borrowings or financing. While we believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure requirements over the balance of 2001, we may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

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

WE EXPECT THAT WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

    Although we raised over $35 million in net proceeds from our initial public offering in November 1997, our capital resources were nearly exhausted by September 1999. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures. In February 2001, we entered an agreement with the Halifax Fund, L.P., under which we have raised $7.5 million. We believe we have sufficient capital to continue operations through the year 2001. However, we expect that we will need to raise additional cash in the future to support further growth in our business. If we engage in research and development under our agreement with Sprint, we may need additional capital.

    Our ability to raise additional capital may be limited by a number of factors, including:

  •
  Sprint's veto rights, right of first refusal and other substantial rights and privileges,

  •
  Halifax's substantial rights and privileges,

  •
  our dependence upon Sprint's business and, to a lesser extent, the business of our other customers,

  •
  uncertainties and concerns resulting from our past financial reporting difficulties, class action litigation and related issues,

  •
  our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products,

  •
  uncertainty about our financial condition and results of operations and,

  •
  our history of heavy losses,

    We can give no assurance that we will be able to raise the additional capital we will need in the future. Further, any financing we may be able to obtain may be on terms that are harmful to our business and our ability to raise additional capital. We may not have sufficient capital or other resources necessary to meet the requirements of our equipment purchase agreements with Sprint or with other large customers in the future.

WE ARE LARGELY DEPENDENT ON SPRINT FOR OUR FUTURE BUSINESS, AND SPRINT HAS A GREAT DEAL OF INFLUENCE OVER OUR CORPORATE GOVERNANCE.

    We expect that a substantial portion of our future business will primarily come from wireless customers who hold spectrum license rights. Sprint has acquired a significant portion of the wireless spectrum licenses in the United States, so our future business will be substantially dependent upon orders from Sprint. Sprint accounted for 84% of our gross sales in the quarter ending March 31, 2001 and 90% of our gross sales in the quarter ending June 30, 2001. Sprint uses our products in its initial offering of wireless Internet access services. We have only a small number of other customers.

    Sprint also has significant control over our corporate governance. For example, Sprint may designate two directors to serve on our board of directors. Further, we cannot issue any securities, with limited exceptions, or, in most cases, take important corporate action without Sprint's approval. Sprint has other rights and privileges, including a right of first refusal as to any proposed change in our control. This right of first refusal is assignable by Sprint to any third party. Further, if Sprint exercises warrants it currently holds, and assuming that no other warrant holders exercise, Sprint would beneficially own as of June 30, 2001, approximately 27.7% of our common stock. As a result, Sprint will have a great deal of influence on us in the future. We cannot be sure that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours.

    We have entered into an equipment purchase agreement with Sprint that imposes substantial requirements on us. We must:

  •
  meet Sprint's schedule for the manufacture and shipment of products;

  •
  satisfy commitments for product development;

  •
  satisfy installation and maintenance obligations; and

  •
  license our technology to specified third parties.

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

CHANGES IN PLANS OR CIRCUMSTANCES AT OUR LARGEST CUSTOMERS COULD SERIOUSLY HARM OUR SALES.

    In late 2000, Sprint, our largest customer for that year, completed a reorganization of its operations including the business to which we sell our products. As part of this reorganization, Sprint announced that it was focusing its broadband efforts in 14 geographical markets in the residential and small business areas. In light of these plans, we have sold a relatively smaller amount of our higher margin base station equipment to Sprint as compared to our earlier plans. Further changes in their business plan to stretch out or delay implementation of service in these markets could further reduce our sales and harm our business.

    In late 2000, Look Communications, our second largest customer for that year, encountered difficulties in securing additional financing to support the continued growth of its operations. We believe that Look Communications is exploring alternatives to obtaining additional financing but cannot be sure that it will succeed. We had negligible sales to Look Communication during the six months ending June 30, 2001.

WE HAVE NOT BEEN PROFITABLE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES IN THE FUTURE.

    We have not been profitable and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year. Our accumulated deficit was $132 million as of June 30, 2001. The potential of our business to produce revenue and profit is unproven. The market for our products has only recently begun to develop and is rapidly changing. Our market has an increasing number of competing technologies and competitors, and several of our competitors are significantly larger than us. We have experienced pressure to lower the price of our products in the past and we expect that these pressures will continue. We expect to incur losses in the future.

WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS AND ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST. WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

    To meet the existing and future demands of the broadband wireless market, we must develop new products and enhance our existing products. Further, Sprint and other potential large scale customers require us to successfully deploy our system to an ever increasing number of users. We might not be able to meet these challenges.

    Sprint and other customers are working to reduce the cost of residential customer equipment installation with a goal of end user self install. This requires the ability to deploy equipment in locations that do not have direct line-of-sight to the wireless operator's antenna. We are developing products to serve this requirement. If another company is successful in meeting this need before we do, our business will be harmed.

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

    The wireless industry competes with other technologies, including cable and digital subscriber lines to provide high-speed Internet access. The cable and digital subscriber line technologies avoid the principal disadvantage of wireless, which requires direct line-of-sight between the wireless operator's antenna and the customer's location. Wireless system operators also face a number of licensing and regulatory restrictions. Conditions in the wireless market could change rapidly and significantly from technological changes. Further, the development and market acceptance of alternative technologies could decrease the demand for our products or make them obsolete. There can be no assurance that the wireless industry market will grow or that our products will be accepted in the emerging market. We expect to face substantial competition in this market, which could limit our sales and impair our business.

    In addition, during the first six months of 2001, the market for telecommunications equipment declined significantly, which has adversely affected the entire telecommunications industry, including service providers, systems integrators, and equipment providers, and has reduced the business outlook and visibility of the industry. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

    Our market is intensely competitive, and we expect even more competition in the future. Several of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support, name recognition, and access to customers, than we have. One of our principal competitors, Cisco, has recently announced that it has a competitive wireless technology that will offer cost effective performance and will operate successfully in environments in which it is difficult to obtain a line-of-sight between the customer's location and the wireless operators' antennae. Cisco's system may provide benefits superior to ours. We believe that other companies also have similar products under development. Further, our product development may be harmed by our lack of engineering resources. There can be no assurance that we will be able to compete successfully in the future.

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

    Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of our patents, and to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and could divert the attention of our management. Further, others may claim that our products infringe upon their proprietary rights. These claims, with or without merit, could result in significant litigation costs, diversion of the attention of our management and serious harm to our business. We may be required to enter into royalty and license agreements that may have terms that are disadvantageous to us. If litigation is successful against us, it could result in the invalidation of our proprietary rights and our incurring liability for damages, which could have a harmful effect on our business. In the past, we initiated one patent infringement litigation to enforce our patent rights. This litigation resulted in a settlement in which we granted licenses to the defendants containing terms that are in some respects favorable to them. For example, we granted to one of the defendants, Com21, Inc., a right of first refusal to purchase our patents. We may find it necessary to institute further infringement litigation, and third parties may institute litigation against us challenging the validity of our patents.

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

WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON LIMITED SOURCES FOR OUR COMPONENTS, SOME OF WHICH ARE BECOMING OBSOLETE.

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

    The sale of our products typically takes between six and twelve months. Customers usually want to perform significant technical evaluation before making a purchase. There are often delays resulting from our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. This makes it difficult for us to predict revenue. Since we incur sales costs before we make a sale or recognize related revenues, the length and uncertainty of our sales cycle increases the volatility of our operating results because we have high costs without offsetting revenues. Over the last year, our industry has consolidated so that our principal and potential customers are large service providers, including telecommunications companies. These larger customers tend to have longer and more exhaustive review and testing processes, which have increased our selling expenses and lengthened our sales cycle.

INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

    Although we have sold our products primarily in the United States and Canada, we are pursuing opportunities in other countries. We believe that international sales may represent an increasingly greater proportion of our sales in the future. International sales accounted for less than 1% and 30% of gross sales for the quarters ending June 30, 2001 and 2000, respectively. International sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers, commonly known as VARs, or integrators. These VARs may not remain our exclusive distributors. They also compete with each other in some areas so it may be difficult for us to protect our international distribution channels. Further, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will depend on our VARs to develop radio equipment that complies with local licenses, which may slow deployment in some international markets.

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

GOVERNMENT REGULATION MAY NEGATIVELY IMPACT OUR FUTURE GROWTH.

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

IF WE ARE DE-LISTED FROM THE NASDAQ NATIONAL MARKET, THE PRICE OF OUR COMMON STOCK COULD DROP, AND IT MAY BE MORE DIFFICULT TO TRADE OUR COMMON STOCK.

    Our common stock trades on the Nasdaq National Market, which imposes requirements to maintain the continued listing of our common stock on that market, including that we must maintain a minimum bid price of $5.00 per share for our common stock and have a market capitalization of at least $50 million, or maintain a minimum bid price of $1.00 per share for our common stock and maintain net worth above $4 million. Our common stock was de-listed from the Nasdaq National Market and did not trade on Nasdaq between mid-June 1998 and July 6, 2000. We have received notices from Nasdaq indicating that we failed to meet certain of its requirements and that our common stock may be de-listed from trading on the Nasdaq National Market. On June 7, 2001, we received a determination letter from the staff of Nasdaq indicating that we had failed to comply with the minimum market capitalization requirement for continued listing on the Nasdaq National Market, and that our common stock would be de-listed. Further, the staff denied our application to transfer the listing of our stock to the Nasdaq Small Cap Market. We requested a hearing before the Nasdaq Listing Qualifications Panel to review the determination by the staff of Nasdaq. This hearing was held on July 19, 2001, and defers the de-listing of our common stock by Nasdaq pending a decision by the Listing Qualifications Panel.

    De-listing of our common stock could reduce our stockholders' ability to buy or sell shares as quickly and as inexpensively as they have done historically. This reduced liquidity would make it more difficult for us to raise capital in the future. The trading price of our common stock could decline due to the change in liquidity and reduced publicity resulting from being de-listed from the Nasdaq National Market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

EXCHANGE OF SECURITIES WITH HALIFAX FUND, L.P.

    Pursuant to an Exchange Agreement, dated August 13, 2001 between us and the Halifax Fund, L.P., or, the Exchange Agreement, we completed an exchange of shares of a new series of convertible preferred stock for the $7.5 million convertible debenture, and related adjustment warrant, issued to Halifax Fund, L. P. in February 2001. We did not receive any consideration in this transaction other than the cancellation of the previously issued debenture and adjustment Warrant. This transaction, with a single accredited investor, was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. For a description of this transaction and the securities issued, see "Notes to Unaudited Financial Statements—Convertible Debentures."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.01	Certificate of Designations of Series K Cumulative Convertible Preferred Stock of the Registrant
4.01	Exchange Agreement between Halifax Fund, L.P. and the Registrant, dated as of August 13, 2001
4.02	Registration Rights Agreement between Halifax Fund, L.P. and the Registrant, dated as of August 13, 2001
(b)
Reports on Form 8-K

  Not applicable.

HYBRID NETWORKS, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	HYBRID NETWORKS, INC.
/s/ Michael D. Greenbaum Michael D. Greenbaum Chief Executive Officer
/s/ Judson W. Goldsmith Judson W. Goldsmith Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
UNAUDITED CONDENSED BALANCE SHEETS
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES