Form 10-K/A
period 2000-12-31
HYBRID NETWORKS INC
filed 2001-09-21
CIK 900091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                 AMENDMENT NO.2

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 2000,

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-23289

                           --------------------------

                             HYBRID NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           77-0252931
         (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
          incorporation or organization)

            6409 GUADALUPE MINES ROAD
               SAN JOSE, CALIFORNIA                                       95120
     (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (408) 323-6500

                           --------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

                           --------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I
  ITEM 1    Business....................................................      3
  ITEM 2    Properties..................................................      9
  ITEM 3    Legal Proceedings...........................................      9
  ITEM 4    Submission of Matters to a Vote of Security Holders.........     11
PART II
  ITEM 5    Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................     12
  ITEM 6    Selected Financial Data.....................................     13
  ITEM 7    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     13
  ITEM 7A   Quantitative and Qualitative Disclosures About Market
              Risk......................................................     26
  ITEM 8    Financial Statements........................................     27
  ITEM 9    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................     52
PART III
  ITEM 10   Directors and Executive Officers of the Company.............     53
  ITEM 11   Executive Compensation......................................     53
  ITEM 12   Security Ownership of Certain Beneficial Owners and
              Management................................................     53
  ITEM 13   Certain Relationships and Related Transactions..............     53
PART IV
  ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     53
Signatures..............................................................     56

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

    Alliances

    Our products are integrated with other telecommunications equipment to create a complete wireless system. In 2000, Hybrid entered into agreements with two global systems integrators, Andrew Corporation and Thomcast Communications, as well as with system integrators in targeted markets. Each of these system integrators offers wireless operators a complete turnkey system that integrates our products with the associated radio and Internet equipment needed to deploy a wireless system.

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

                                                                HIGH       LOW
                                                              --------   --------
First Quarter 1998..........................................   $13.00     $4.00
Second Quarter 1998.........................................   $ 8.75     $2.13
Third Quarter 1998..........................................           Not Traded
Fourth Quarter 1998.........................................   $ 0.75     $0.13
First Quarter 1999..........................................   $ 1.25     $0.13
Second Quarter 1999.........................................   $ 2.88     $0.38
Third Quarter 1999..........................................   $ 9.03     $2.00
Fourth Quarter 1999.........................................   $20.00     $4.75
First Quarter 2000..........................................   $24.50     $8.00
Second Quarter 2000.........................................   $13.50     $4.75
Third Quarter 2000..........................................   $20.19     $5.56
Fourth Quarter 2000.........................................   $18.75     $3.13

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

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             2000        1999        1998       1997(1)      1996
                                           ---------   ---------   ---------   ---------   --------
  STATEMENT OF OPERATIONS DATA:
Net sales................................     22,795      13,016      12,418       4,120      2,962
Cost of sales............................     23,139      13,341      14,046       8,899      3,130
                                           ---------   ---------   ---------   ---------   --------

Gross profit.............................       (344)       (325)     (1,628)     (4,779)      (168)

Operating expenses:
  Research and development...............      6,715       4,191       7,771       7,831      5,076
  Sales and marketing....................     16,491       1,740       3,642       4,678      1,786
  General and administrative.............     11,625       7,660       8,933       2,964      1,714
  Asset impairment charge................                     --       1,250          --         --
  Write off of technology license........         --          --       1,283          --         --
                                           ---------   ---------   ---------   ---------   --------

    Total operating expenses.............     34,831      13,591      22,879      15,473      8,576
                                           ---------   ---------   ---------   ---------   --------

      Loss from operations...............    (35,175)    (13,916)    (24,507)    (20,252)    (8,744)
Interest income and other expense, net...       (717)        171         779         316        257
Interest expense.........................     (1,311)     (8,447)       (897)     (1,666)       (28)
                                           ---------   ---------   ---------   ---------   --------

Net loss.................................  $ (37,203)  $ (22,192)  $ (24,625)  $ (21,602)  $ (8,515)
                                           =========   =========   =========   =========   ========

Basic and diluted net loss per share.....  $   (2.03)  $   (2.08)  $   (2.37)  $   (6.10)  $  (3.36)
                                           =========   =========   =========   =========   ========

Shares used in basic and diluted per
  share calculation(2)...................     18,309      10,678      10,410       3,541      2,535
                                           =========   =========   =========   =========   ========

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998     1997(1)      1996
                                                 --------   --------   --------   --------   --------
  BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 1,878    $13,394    $ 3,966    $27,143    $ 3,886
Working capital................................    6,324     11,527       (812)    23,795      6,944
Total assets...................................   19,664     21,152     15,420     39,065     10,539
Long-term debt.................................    5,632     23,978        419        654        472
Total stockholders' equity (deficit)...........    2,957     (9,820)     2,702     27,303      7,709

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

    Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

    - a $7.5 million principal amount 6% convertible debenture due 2003, which will be convertible into shares of our common stock;

    - a common stock purchase warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of the Halifax Fund, or at our election at a price per share equal to the lower of $9.00 or 94% of the daily volume weighted average price; and

    - an adjustment warrant.

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

    Our ability to raise additional capital may be limited by a number of factors, including:

    - Sprint's veto rights, right of first refusal and other substantial rights and privileges,

    - our dependence upon Sprint's business and, to a lesser extent, the business of our other customers,

    - uncertainties and concerns resulting from our past financial reporting difficulties, class action litigation and related issues,

    - our need to increase our work force quickly and effectively and to reduce the cost of our existing products and develop new products,

    - uncertainty about our financial condition and results of operations and,

    - our history of heavy losses,

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

    Sprint also has significant control over our corporate governance. For example, Sprint may designate two directors to serve on our board of directors. Further, we cannot issue any securities, with limited exceptions, or, in most cases, take important corporate action without Sprint's approval. Sprint has other rights and privileges, including a right of first refusal on any proposed change in our control. This right of first refusal is assignable by Sprint to any third party. Further, if Sprint exercises warrants it currently holds, and assuming that no other warrant holders exercise, Sprint would beneficially own as of March 31, 2001, approximately 27.9% of our common stock. Sprint will have a great deal of influence on us in the future. We cannot be sure that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours.

    We have entered into an equipment purchase agreement with Sprint that imposes substantial requirements on us. We must:

    - meet Sprint's schedule for the manufacture and shipment of products;

    - satisfy commitments for product development;

    - satisfy installation and maintenance obligations; and

    - license our technology to specified third parties.

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

    WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS AND
     ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DISTRIBUTE OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST. WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

    To meet the existing and future demands of the broadband wireless market, we must develop new products and enhance our existing products. Further, Sprint and other potential large customers will require us to demonstrate that our system can be successfully distributed on a much larger scale than it has been in the past. We might be unable to meet these challenges.

    Sprint and other potential customers are also requesting equipment that can serve customers in locations that do not have direct line-of-sight to the wireless operators' antenna. We are developing new products to serve these subscribers. If another company is successful in developing a cost effective non line-of-sight system before we do, our business will be harmed.

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

    INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

    Although we sell our products primarily in the United States and Canada, we are pursuing opportunities in other countries. We believe that international sales may represent an increasingly greater proportion of our sales in the future. In 2000, international sales accounted for 24% of our gross sales, compared to 5% in 1999. Sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, political and economic instability and reduced intellectual property protection. To increase our international coverage we rely on value added resellers, commonly known as VARs, or integrators. These VARs may not remain our exclusive distributors. They also compete with each other in some areas so it may be difficult for us to protect our international distribution channels. Further, the frequency spectrum and amount of spectrum available internationally varies from country to country. We will depend on our VARs to develop radio equipment that complies with local licenses, which may slow distribution in some international markets.

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

    Our common stock trades on the Nasdaq National Market, which imposes requirements to maintain the continued listing of our common stock on that market, including that we must maintain a minimum bid price of $5.00 per share for our common stock and have a market capitalization of at least $50 million. Our common stock was de-listed from the Nasdaq National Market and did not trade on Nasdaq between mid-June 1998 and July 6, 2000. We have received notices from Nasdaq indicating that we failed to meet its requirements and that our common stock may be de-listed from trading on the Nasdaq National Market. On June 7, 2001, we received a determination letter from the staff of

Nasdaq indicating that we had failed to comply with the minimum market capitalization requirement for continued listing on the Nasdaq National Market, and that our common stock would be de-listed. Further, the staff denied our application to transfer the listing of our stock to the Nasdaq Small Cap Market. We have requested a hearing before the Nasdaq Listing Qualifications Panel to review the determination by the staff of Nasdaq. This hearing, scheduled for July 19, 2001, defers the de-listing of our common stock by Nasdaq pending a decision by the Listing Qualifications Panel.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Independent Auditor's Report................................     28

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999.............     29
Statements of Operations for the Years Ended December 31,
  2000, 1999, and 1998......................................     30
Statement of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 2000,
  1999, and 1998............................................     31
Statements of Cash Flows for the Years Ended December 31,
  2000, 1999, and 1998......................................     32
Notes to Financial Statements...............................     33

Supplementary Financial Data:

Selected Quarterly Financial Data (Unaudited). Two years
  ended December 31, 2000...................................     52

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

/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Certified Public Accountants
Orange, California
February 16, 2001

                             HYBRID NETWORKS, INC.
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $    1,878   $  13,394
    Accounts receivable, net of allowance for doubtful
      accounts of $200 in 2000 and 1999 (Includes related
      party receivables of $6,164 and $56 at December 31,
      2000 and 1999, respectively)..........................       7,699       1,138
    Inventories (Includes inventory subject to acceptance by
      related party of $2,472 and $0 at December 31, 2000
      and 1999, respectively)...............................       7,303       3,755
    Prepaid expenses and other current assets...............         519         234
                                                              ----------   ---------

      Total current assets..................................      17,399      18,521
  Property and equipment, net...............................       2,000       2,244
  Intangibles and other assets..............................         265         387
                                                              ----------   ---------

      Total assets..........................................  $   19,664   $  21,152
                                                              ==========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations..............  $       29   $     336
  Accounts payable..........................................       4,529       2,035
  Accrued liabilities and other (Includes deferred revenue
    from a related party of $3,710 and $16 at December 31,
    2000 and 1999, respectively)............................       6,517       4,623
                                                              ----------   ---------
      Total current liabilities.............................      11,075       6,994
Convertible debentures (Includes related party convertible
  debenture of $1 and $11,139 at December 31, 2000 and 1999,
  respectively).............................................       5,501      23,827
Capital lease obligations, less current portion.............          --          29
Other long-term liabilities.................................         131         122
                                                              ----------   ---------

      Total liabilities.....................................  $   16,707   $  30,972
                                                              ----------   ---------

Commitments and contingencies (Notes 6,8,9, and 10)

Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par value:
    Authorized: 5,000 shares;
      Issued and outstanding: no shares in 2000 or 1999.....          --          --
  Common stock, $.001 par value:
    Authorized: 100,000 shares;
      Issued and outstanding: 21,935 shares in 2000 and
        11,481 shares in 1999...............................          22          11
  Additional paid-in capital................................     125,899      75,823
  Unrealized gain on available-for-sale securities..........           -         107
  Accumulated deficit.......................................    (122,964)    (85,761)
                                                              ----------   ---------

      Total stockholders' equity (deficit)..................       2,957      (9,820)
                                                              ----------   ---------

      Total liabilities and stockholders' equity
        (deficit)...........................................  $   19,664   $  21,152
                                                              ==========   =========

   The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net sales
  Products (Includes related party sales of $8,911, $99, and
    $0 for the years ended December 31, 2000, 1999, and
    1998, respectively).....................................  $  21,711   $  12,499   $  12,039
  Services and software (Includes related party sales of
    $263, $28, and $0 for the years ended December 31, 2000,
    1999, and 1998, respectively)...........................      1,084         517         379
                                                              ---------   ---------   ---------
Total net sales.............................................     22,795      13,016      12,418
Cost of sales
  Products (Includes related party cost of sales of $10,876,
    $58, and $0 for the years ended December 31, 2000, 1999,
    and 1998, respectively).................................     22,318      12,718      12,986
  Services and software.....................................        821         623       1,060
                                                              ---------   ---------   ---------
Total cost of sales.........................................     23,139      13,341      14,046
                                                              ---------   ---------   ---------

Gross loss..................................................       (344)       (325)     (1,628)
                                                              ---------   ---------   ---------

Operating expenses:
  Research and development..................................      6,715       4,191       7,771
  Sales and marketing (Includes expense of $13,671, $0, and
    $0 to record the fair value of warrants issued to a
    related party during the years ended December 31, 2000,
    1999, and 1998, respectively)...........................     16,491       1,740       3,642
  General and administrative................................     11,625       7,660       8,933
  Asset impairment charge...................................         --          --       1,250
  Write off of technology license...........................         --          --       1,283
                                                              ---------   ---------   ---------

    Total operating expenses................................     34,831      13,591      22,879
                                                              ---------   ---------   ---------

      Loss from operations..................................    (35,175)    (13,916)    (24,507)
Interest income and other expense (Includes expense for
  inducement to convert related party convertible debenture
  of $711, $0, and $0 for the years ended December 31, 2000,
  1999, and 1998, respectively).............................       (717)        171         779
Interest expense (Includes related party interest expense of
  $316, $4,632, and $0 for the years ended December 31,
  2000, 1999, and 1998, respectively).......................     (1,311)     (8,447)       (897)
                                                              ---------   ---------   ---------
      Net loss..............................................  $ (37,203)  $ (22,192)  $ (24,625)
                                                              =========   =========   =========

Basic and diluted loss per share............................  $   (2.03)  $   (2.08)  $   (2.37)
                                                              =========   =========   =========

Shares used in basic and diluted per share calculation......     18,309      10,678      10,410
                                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                  -----------------------   -------------------    PAID-IN     COMPREHENSIVE    ACCUMULATED
                                   SHARES       AMOUNT       SHARES     AMOUNT     CAPITAL     INCOME (LOSS)      DEFICIT
                                  ---------   -----------   --------   --------   ----------   --------------   ------------
Balances, January 1, 1998.......        --    $       --     10,345      $10       $ 66,145        $  92         $ (38,944)
  Exercise of common stock
    options.....................        --            --        127       --             87           --                --
  Grant of stock bonus awards...        --            --          1                       5           --                --
  Charge due to acceleration of
    options.....................        --            --         --       --             24           --                --
  Reclassification for gains
    included in net loss........        --            --         --       --             --          (92)               --
  Net loss......................        --            --         --       --             --           --           (24,625)
  Comprehensive loss............        --            --         --       --             --           --                --
                                  ---------   -----------    ------      ---       --------        -----         ---------
Balances, December 31, 1998.....        --            --     10,473       10         66,261           --           (63,569)

  Exercise of common stock
    options.....................        --            --        251       --            345           --                --
  Stock issued for services.....        --            --          7       --             56           --                --
  Sales discount recognized on
    issuance of warrants to
    customers...................        --            --         --       --            407           --                --
  Compensation recognized on
    issuance of stock options...        --            --         --       --            975           --                --
  Class action settlement stock
    issued......................        --            --        750        1            385           --                --
  Discount related to beneficial
    conversion of notes.........        --            --         --       --          7,394           --                --
  Unrealized gain on
    investments.................        --            --         --       --                         107                --
  Net loss......................        --            --         --       --                                       (22,192)
  Comprehensive loss............        --            --         --       --             --           --                --
                                  ---------   -----------    ------      ---       --------        -----         ---------
Balances, December 31, 1999.....        --            --     11,481       11         75,823          107           (85,761)

  Exercise of common stock
    options.....................        --            --      1,181        1          1,348           --                --
  Exercise of warrants..........        --            --         71        1                          --                --
  Convertible debt conversion...        --            --      6,691        7         19,930           --                --
  Stock Bonus...................        --            --          3       --             27           --                --
  Sales discount recognized on
    issuance of warrants to
    customer....................        --            --         --       --         20,800           --                --
  Compensation recognized on
    issuance of stock options...        --            --         --       --          4,596           --                --
  Class action and other lawsuit
    settlement stock issued.....        --            --      2,508        2          3,301           --                --
  Discount related to beneficial
    conversion of notes.........        --            --         --       --             74           --                --
  Unrealized gain on
    investments.................        --            --         --       --             --         (107)               --
  Net loss......................        --            --         --       --             --           --           (37,203)
  Comprehensive loss............        --            --         --       --             --           --                --
                                  ---------   -----------    ------      ---       --------        -----         ---------
Balances, December 31, 2000.....        --    $       --     21,935      $22       $125,899        $  --         $(122,964)
                                  ---------   -----------    ------      ---       --------        -----         ---------


                                             COMPREHENSIVE
                                   TOTAL          LOSS
                                  --------   --------------
Balances, January 1, 1998.......  $ 27,303
  Exercise of common stock
    options.....................        87
  Grant of stock bonus awards...         5
  Charge due to acceleration of
    options.....................        24
  Reclassification for gains
    included in net loss........       (92)     $    (92)
  Net loss......................   (24,625)      (24,625)
                                                --------
  Comprehensive loss............        --      $(24,717)
                                  --------      --------
Balances, December 31, 1998.....     2,702
  Exercise of common stock
    options.....................       345
  Stock issued for services.....        56
  Sales discount recognized on
    issuance of warrants to
    customers...................       407
  Compensation recognized on
    issuance of stock options...       975
  Class action settlement stock
    issued......................       386
  Discount related to beneficial
    conversion of notes.........     7,394
  Unrealized gain on
    investments.................       107      $    107
  Net loss......................   (22,192)      (22,192)
                                                --------
  Comprehensive loss............        --      $(22,085)
                                  --------      --------
Balances, December 31, 1999.....    (9,820)
  Exercise of common stock
    options.....................     1,349
  Exercise of warrants..........         1
  Convertible debt conversion...    19,937
  Stock Bonus...................        27
  Sales discount recognized on
    issuance of warrants to
    customer....................    20,800
  Compensation recognized on
    issuance of stock options...     4,596
  Class action and other lawsuit
    settlement stock issued.....     3,303
  Discount related to beneficial
    conversion of notes.........        74
  Unrealized gain on
    investments.................      (107)     $   (107)
  Net loss......................   (37,203)      (37,203)
                                                --------
  Comprehensive loss............        --      $(37,310)
                                  --------      --------
Balances, December 31, 2000.....  $  2,957
                                  --------

   The accompanying notes are an integral part of these financial statements.

                             HYBRID NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(37,203)  $(22,192)  $(24,625)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,139      1,323      1,883
    Amortization of discount related to beneficial
     conversion feature (Includes related party amounts of
     $4,494 for the year ended December 31, 1999)...........        --      7,394         --
    Issuance of stock for settlement of litigation..........     2,000         --         --
    Asset impairment charge.................................        --         --      1,250
    Provision for doubtful accounts.........................        --         --        200
    Provision for excess and obsolete inventory.............      (862)       529      1,691
    Compensation recognized upon issuance of stock and stock
     options................................................     4,596      1,031         --
    Common stock issued to induce conversion of debenture
     (Includes stock issued to a related party of $711 for
     the year ended December 31, 2000)......................     1,170         --         --
    Beneficial conversion of convertible debentures
     (Includes related party amount of $90 for the year
     ended December 31, 2000)...............................       149         --         --
    Sales discounts recognized on issuance of warrants to
     customers (Includes discounts for a related party and
     marketing expense of $20,800 and $0 for the year ended
     December 31, 2000 and 1999, respectively)..............    20,800        407         --
    Stock bonus.............................................        27         --          5
    Charge for accelerated vesting of options...............        --         --         24
    Interest added to principal of convertible debentures
     (Includes interest for a related party of $226 and $138
     for the year ended December 31, 2000 and 1999,
     respectively)..........................................       368        226         --
    Gain on available for sale of securities................      (107)       107         --
    Write off technology license............................        --         --      1,283
    Change in assets and liabilities........................        --
      Restricted cash.......................................        --        515       (515)
      Accounts receivable...................................    (6,561)       295       (505)
      Inventories...........................................    (2,686)       940       (645)
      Prepaid expenses and other current assets.............      (270)       630       (502)
      Accounts payable......................................     2,494        (28)      (222)
      Other long term liabilities...........................         8         68         --
      Accrued liabilities and other.........................     3,196        738      1,376
                                                              --------   --------   --------
      Net cash used in operating activities.................   (11,742)    (8,017)   (19,302)
                                                              --------   --------   --------
  Cash flows from investing activities:
    Purchase of property and equipment......................      (788)       (21)    (3,907)
    Disposal of property and equipment......................        --         --         74
    Change in other assets..................................        --         --        (74)
    Purchase of short-term investments......................        --         --    (11,772)
    Proceeds from disposal of short-term investments........        --         --     12,665
                                                              --------   --------   --------
    Net cash used in investing activities...................      (788)       (21)    (3,014)
                                                              --------   --------   --------
  Cash flows from financing activities:
    Repayment of capital lease obligations..................      (335)      (465)      (478)
    Net proceeds from issuance of common stock..............     1,349        345         87
    Proceeds from issuance of convertible debentures and
     related common stock warrants (Includes related party
     amount of $11,139 for the year ended December 31,
     1999)..................................................        --     18,101         --
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......     1,014     17,981       (391)
                                                              --------   --------   --------
  Increase (Decrease) in cash and cash equivalents..........   (11,516)     9,943    (22,707)
  Cash and cash equivalents, beginning of period............    13,394      3,451     26,158
                                                              --------   --------   --------
  Cash and cash equivalents, end of period..................  $  1,878   $ 13,394   $  3,451
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Common stock issued to settle class action liability......  $  1,303   $    386   $     --
  Property and equipment acquired under capital leases......        --         --        280
  Common stock issued in conversion of convertible debt.....    18,694         --         --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................       855        710        802

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

    At December 31, 2000, the Company's liquidity consisted of cash and cash equivalents of $1,878,000 and working capital of $6,324,000. The Company's indebtedness consisted of $5.5 million in convertible debentures The Company believes that its cash balance, plus anticipated revenues from operations, and non-operating cash receipts will be sufficient to meet the Company's working capital and expenditure needs through the year 2001.

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

4.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Raw materials...............................................   $2,633     $2,251
Work in progress............................................    1,144        190
Finished goods..............................................    3,526      1,314
                                                               ------     ------
                                                               $7,303     $3,755
                                                               ======     ======

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

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Machinery and equipment..................................  $  3,828   $  3,059
Office furniture and fixtures............................       747        747
Leasehold improvements...................................     1,922      1,914
                                                           --------   --------
                                                              6,497      5,720
Less accumulated depreciation and amortization...........    (4,497)    (3,476)
                                                           --------   --------
                                                           $  2,000   $  2,244
                                                           ========   ========

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

    In September 1999, at the time of Sprint's purchase of our debentures, we issued to Sprint, warrants to purchase up to $8.4 million of additional convertible debentures (subject to the shipment of up to $10 million of products and services pursuant to purchase orders) which debentures will be convertible into up to 2,946,622 shares of our common stock on the same terms and conditions as the convertible debentures referred to above. Ten percent of the warrants became exercisable on the shipment dates when aggregate shipments of products and services pursuant to purchase orders submitted by Sprint to the Company were at least $1 million. With each additional $1 million of shipments, Sprint was entitled to exercise an additional 10% of the warrants until the aggregate shipments were $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS
123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge will be recorded. The amount of such shipments during the year ended December 31, 2000 reached the $10,000,000 maximum and, based on the warrants' conversion ratio, this amount gave Sprint the right to receive 2,946,622 shares of the Company's common stock under the warrants, if exercised in full. In accordance with the provisions of SFAS 123, the fair value of each warrant was estimated using the following assumptions: dividend yield of 0%, volatility ranging between 107.2% to 127.0%, risk-free interest rates at the date of grant ranging from 6.07% to 6.41%, and an expected term of five years. The final value of this purchase right, using the Black-Scholes valuation model, was $20,800,000. Of this amount, $7,129,000 was recorded as a direct sales discount to offset recognized sales to Sprint. The balance of $13,671,000 was recorded as an operating expense of the Sales and Marketing department.

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

7. ACCRUED LIABILITIES AND OTHER

    Accrued liabilities and other consists of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Accrued payroll and related accruals........................   $  813        173
Accrued class action settlement and related legal
  expenses..................................................      775      2,946
Deferred revenue and customer deposits......................    3,916        797
Other liabilities...........................................    1,013        707
                                                               ------     ------
                                                               $6,517     $4,623
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

8. COMMITMENTS

LEASE OBLIGATIONS

    The Company entered into certain non-cancelable operating and capital lease commitments, which expire at various dates through April 2004. Capital leases bear interest at rates ranging from 7.6% to 10.1%. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

                                                             CAPITAL    OPERATING
                                                              LEASES     LEASES
                                                             --------   ---------
2001.......................................................    $30       $  899
2002.......................................................                 950
2003.......................................................                 976
2004.......................................................                 406
                                                               ---       ------
Total......................................................     30       $3,231
                                                                         ======
Less amount representing interest..........................     (1)
                                                               ---
                                                                29
Less current portion.......................................    (29)
                                                               ===
                                                               $--
                                                               ===

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

    - forming a subsidiary;

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

    A summary of outstanding warrants as of December 31, 2000 follows:

            NUMBER                        EXERCISE                     EXPIRATION
            OUTSTANDING                    PRICE                          DATE
            -----------                   --------                   --------------
               644,411                    $  4.73                      June 2001
               458,295                      10.91                    November 2002
                82,515                      10.91                    September 2002
                 2,659                      10.91                     October 2002
             2,946,622                       2.85                    September 2004
               210,000                       0.50                      June 2005
                 8,466                       4.73                     August 2005
                 5,802                      10.34                     August 2006
             ---------
             4,358,770
             =========

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

Activity under the plans is set forth below (in thousands, except per share data):

                                                                                              WEIGHTED
                                                                                 VALUE OF     AVERAGE
                                                       SHARES       OPTIONS       OPTIONS     EXERCISE
                                                      AVAILABLE   OUTSTANDING   OUTSTANDING    PRICE
                                                      ---------   -----------   -----------   --------
Balances, January 1, 1998...........................    2,024         1,926       $  5,885       3.06
  Options granted...................................   (1,445)        1,445          4,527       3.13
  Stock bonus award.................................       (1)           --             --         --
  Options canceled..................................      511          (509)        (1,871)      3.66
  Options exercised.................................                   (127)           (87)      0.70
                                                       ------       -------       --------
Balances, December 31, 1998.........................    1,089         2,735          8,454       3.09
                                                       ------       -------       --------
  Additional shares reserved........................    5,524
  Options granted...................................   (4,075)        4,075          9,015       2.21
  Options canceled..................................    1,664        (1,664)        (4,388)      2.64
  Options exercised.................................                   (251)          (357)      1.42
                                                       ------       -------       --------
Balances, December 31, 1999.........................    4,202         4,895         12,724     $ 2.60
                                                       ------       -------       --------
  Additional shares reserved
  Options granted...................................   (2,442)        2,442         30,319      12.42
  Options canceled..................................    1,086        (1,085)        (6,365)      5.86
  Options exercised.................................                 (1,181)       (11,842)     10.04
                                                       ------       -------       --------
Balances, December 31, 2000.........................    2,846         5,071       $ 24,836     $ 4.90
                                                       ======       =======       ========

    For the years ended December 31, 2000, 1999, and 1998, the weighted average fair value of options granted was $12.25, $2.04, and $2.34 per share, respectively.

    As of December 31, 2000, the stock options outstanding were as follows (in thousands, except per share data):

                                                            WEIGHTED
                                                            AVERAGE      WEIGHTED                 WEIGHTED
                                                           REMAINING     AVERAGE                  AVERAGE
                                              NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------------------                    -----------   ------------   --------   -----------   --------
$0.50 to $0.54............................     1,037           5.74       $ 0.50         611       $ 0.50
$1.08 to $2.19............................       397           3.02         2.14         175         2.08
$3.63 to $5.13............................     1,111           3.75         3.74         371         3.86
$5.31 to $8.78............................       653           5.29         7.35         195         8.31
$9.00 to $11.25...........................       528           4.51         9.99          20        10.61
$12.19 to 19.75...........................     1,345           4.17        16.60         281        17.03
                                               -----                                   -----
                                               5,071           4.49       $ 7.48       1,653       $ 5.27
                                               =====                                   =====

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

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net loss as reported........................................  $(37,203)  $(22,192)  $(24,625)
                                                              ========   ========   ========
Net loss--pro forma.........................................  $(42,857)  $(23,061)  $(25,109)
                                                              ========   ========   ========
Net loss per share--as reported.............................  $  (2.03)  $  (2.08)  $  (2.37)
                                                              ========   ========   ========
Net loss per share--pro forma...............................  $  (2.34)  $  (2.16)  $  (2.41)
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

    Total income tax benefit differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                          FOR THE YEARS ENDED
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Total benefit computed by applying the U.S. statutory
  rate......................................................       (34.00)%      (34.00)%      (34.00)%
  Permanent differences.....................................         1.08%        11.40%         0.10%
  Change in valuation allowance.............................        32.92%        22.60%        33.90%
                                                                   ------        ------        ------
                                                                        0%            0%            0%
                                                                   ======        ======        ======

    Temporary differences which gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current deferred assets:
  Allowance for doubtful accounts.......................  $     80   $     80
  Inventory reserves....................................       789      1,132
  UNICAP................................................       666        644
  Unearned revenue......................................     1,552        302
  Accrued liabilities...................................     1,022      1,443
  Book compensation for stock options...................     9,977        417
                                                          --------   --------
  Total current deferred assets.........................    14,086      4,018
  Valuation allowance...................................   (14,086)    (4,018)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========
Long-term deferred assets:
  Net operating loss carryforwards......................  $ 21,006   $ 16,946
  Capitalized research expenditures.....................     7,775      7,146
  Tax credit carryforwards..............................     2,884      2,524
  Depreciation and amortization.........................       843        679
                                                          --------   --------
  Total long-term deferred assets.......................    32,508     27,295
  Valuation allowance...................................   (32,508)   (27,295)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

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

    In addition, at December 31, 2000, the Company had the following available credits to offset future tax liabilities:

                                                          TAX       EXPIRATION
                                                       REPORTING      DATES
                                                       ----------   ----------
Federal research and development credit..............  $1,729,000   2007-2015
State research and development credit................   1,016,000   None
State manufacturing investment credit................     140,000   2002-2008

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

    Individual customers that comprise 10% or more of the Company's gross sales are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Sprint Corporation..........................................     54%        28%        --
RCN Corporation.............................................     --         31%        25%
Look Communications Inc.....................................     23%        --         --
Knology Holdings, Inc.......................................     --         --         13%

    At December 31, 2000 and 1999, these customers accounted for $7,530,000 and $423,000, respectively, and 98% and 32%, respectively, of total accounts receivable.

15. SUBSEQUENT EVENTS

    Pursuant to a Securities Purchase Agreement dated February 16, 2001 between the Halifax Fund, a fund managed by The Palladin Group, the Company issued and sold to Halifax on February 16, 2001 certain securities. The securities included
(i) a $7.5 million principal amount 6% Convertible Debenture due 2003, which will be convertible into shares of the Company's common stock;
(ii) a common stock Purchase Warrant to purchase 833,333 shares of common stock at $9.00 per share (subject to adjustment) which is exercisable at the election of Halifax, or at the election of the Company at a price which is the lower of
(a) $9.00 or (b) 94% of the daily volume weighted average price; and (iii) an Adjustment Warrant. The Adjustment Warrant will be exercisable beginning on the 18th day following the date (referred to in this discussion as the Effective
Date) that there is declared effective by the Securities and Exchange Commission the registration statement that the Company is required to file with respect to the resale of the shares of common stock underlying the debentures and warrants. The Adjustment Warrant will only be exercisable, however, if the volume weighted average sale price for our common stock is not more than $7.2694. The aggregate number of shares issuable pursuant to the exercise of the Adjustment Warrant will be determined by dividing $8,625,000 by the Adjustment Price, as defined below, and then subtracting the sum of the number of shares of common stock previously issuable pursuant to the conversion of the debenture and the number issued upon any previous exercise of the Adjustment Warrant. The Adjustment Price is the average of the 15 lowest daily volume weighted average sale prices of the Company's common stock as reported on Nasdaq, not including the three lowest days, during the 65 trading day period following the Effective Date. The adjustment price will not be below $3.50. The adjustment warrant terminates three months after the end of the 65 trading day adjustment period. In consideration for such securities, Halifax paid an initial purchase price of $7,500,000. The Company granted to Halifax in the purchase agreement certain rights of first refusal, preemptive rights and other rights. Pursuant to the purchase agreement, Halifax and the Company also entered into a Registration Rights Agreement dated as of February 16, 2001.

SUPPLEMENTARY FINANCIAL DATA:

                             HYBRID NETWORKS, INC.

                       SELECTED QUARTERLY FINANCIAL DATA

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   THREE MONTHS ENDED                           THREE MONTHS ENDED
                       ------------------------------------------   ------------------------------------------
                       MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                         2000       2000       2000        2000       1999       1999       1999        1999
                       --------   --------   ---------   --------   --------   --------   ---------   --------
Net sales............  $ 1,677    $  2,747   $  5,475    $ 12,896   $ 4,123    $ 3,004     $ 3,319    $ 2,570
                       -------    --------   --------    --------   -------    -------     -------    -------
Gross profit
  (loss).............     (189)     (1,558)       992         411      (141)    (1,345)        259        902
                       -------    --------   --------    --------   -------    -------     -------    -------
Income (loss) from
  continuing
  operations.........  $(7,711)   $ (8,994)  $(12,823)   $ (5,647)  $(3,050)   $(4,282)    $(2,663)   $(3,921)
                       -------    --------   --------    --------   -------    -------     -------    -------
  Net (loss).........  $(7,963)   $(10,667)  $(12,939)   $ (5,634)  $(3,253)   $(4,489)    $(4,663)   $(9,787)
                       =======    ========   ========    ========   =======    =======     =======    =======
Earnings per share:
Basic:...............  $ (0.57)   $  (0.73)  $  (0.61)   $  (0.26)  $ (0.31)   $ (0.43)    $ (0.44)   $ (0.88)
                       -------    --------   --------    --------   -------    -------     -------    -------
  Net (loss).........  $ (0.57)   $  (0.73)  $  (0.61)   $  (0.26)  $ (0.31)   $ (0.43)    $ (0.44)   $ (0.88)
                       =======    ========   ========    ========   =======    =======     =======    =======
Diluted:.............  $ (0.57)   $  (0.73)  $  (0.61)   $  (0.26)  $ (0.31)   $ (0.43)    $ (0.44)   $ (0.88)
                       -------    --------   --------    --------   -------    -------     -------    -------
  Net (loss).........  $ (0.57)   $  (0.73)  $  (0.61)   $  (0.26)  $ (0.31)   $ (0.43)    $ (0.44)   $ (0.88)
                       =======    ========   ========    ========   =======    =======     =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by Item 10 regarding our directors is incorporated by reference to the information under "Proposal No. 1--Election of Directors" in our definitive proxy statement for the annual stockholders' meeting in 2001 which we filed with the Securities and Exchange Commission on April 12, 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          PAGE NO.
                                                                          --------
(a)         Documents filed as part of this Report:
        1.  FINANCIAL STATEMENTS. See the Index to Financial Statements
            at Item 8 of this Report....................................     26
        2.  FINANCIAL STATEMENT SCHEDULES.
            Schedules not listed below have been omitted because they
            are not applicable or are not required or the information
            required to be set forth in those schedules is included in the financial statements or related notes.
            Schedule II--Valuation and qualifying accounts..............     53
        3.  EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

                                                                               INCORPORATED BY
                                                                                  REFERENCE
                                                                           -----------------------   EXHIBIT     FILED
EXHIBIT NO.  EXHIBIT                                              FORM     FILE NO.    FILING DATE     NO.      HEREWITH
-----------  -------                                            --------   ---------   -----------   --------   --------
   3.01      Registrant's Amended and Restated Certificate of
               Incorporation..................................     S-1     333-36001    11-11-97       3.03
   3.02      Certificate of Designations of Series J
               Non-Convertible Preferred Stock of the
               Registrant.....................................     8-K     000-23289    09-24-99        3.1
   3.03      Registrant's Amended and Restated Bylaws, as
               amended on March 22, 2001......................    10-K     000-23289    03-30-01       3.03
   10.01     Amended and Restated Investors Rights Agreement
               dated as of September 18, 1997 between
               Registrant and certain investors, as amended
               October 13, 1997 and as amended November 6,
               1997...........................................     S-1     333-36001    11-11-97      10.01
   10.02     Registrant's 1993 Equity Incentive Plan.(2)......     S-1     333-36001    11-11-97      10.02
   10.03     Registrant's 1996 Equity Incentive Plan.(2)......     S-1     333-36001    11-11-97      10.03
   10.04     Registrant's Executive Officer Incentive
               Plan.(2).......................................     S-1     333-36001    11-11-97      10.04

                                                                               INCORPORATED BY
                                                                                  REFERENCE
                                                                           -----------------------   EXHIBIT     FILED
EXHIBIT NO.  EXHIBIT                                              FORM     FILE NO.    FILING DATE     NO.      HEREWITH
-----------  -------                                            --------   ---------   -----------   --------   --------
   10.05     Registrant's 1997 Equity Incentive Plan.(2)......     S-1     333-36001    11-11-97      10.05
   10.06     Registrant's 1997 Directors Stock Option
               Plan.(2).......................................     S-1     333-36001    11-11-97      10.06
   10.07     Registrant's 1997 Employee Stock Purchase
               Plan.(2).......................................     S-1     333-36001    11-11-97      10.07
   10.08     Registrant's 1999 Stock Option Plan.(2)..........    10-K     000-23289    03-24-00      10.08
   10.09     Registrant's 1999 Officer Stock Option
               Plan.(2).......................................    10-K     000-23289    03-24-00      10.09
   10.10     Form of Indemnity Agreement entered into by
               Registrant with each of its directors and
               officers.(2)...................................     S-1     333-36001    11-11-97      10.08
   10.11     Employment Letter from the Registrant to Michael
               D. Greenbaum dated January 12, 2000............    10-Q     000-23289    05-11-00       10.1
   10.12     Senior Secured Convertible $5.5 Million Debenture
               Purchase Agreement between Registrant and
               London Pacific Life & Annuity Company dated
               April 30, 1997 and related Senior Secured
               Convertible $5.5 Million Debenture Due 2002 and
               Security Agreement and Senior Secured
               Convertible $5.5 Million Debenture Due 2002....     S-1     333-36001    11-11-97      10.12
   10.15     Collaboration Agreement among Registrant, Sharp
               Corporation and and Itochu Corporation dated
               November 25, 1996 and Addendum No. 1 thereto
               dated November 25, 1996........................     S-1     333-36001    11-11-97      10.15
   10.16     Sales and Purchase Agreement between Registrant
               and Itochu Corporation dated January 10,
               1997.(1).......................................     S-1     333-36001    11-11-97      10.16
   10.17     Stipulation of settlement, dated March 3, 1999
               among the Registrant and lead counsel for the
               plaintiffs in class action litigation against
               the Registrant.................................    10-K     000-23289    03-24-00      10.17
   10.24     Sublease between the Registrant and Viking
               Freight, Inc. dated February 9, 1998...........     S-4     333-52083    05-07-98      10.24
   10.26     Employment Letter from the Registrant to Judson
               Goldsmith dated November 12, 1998.(2)..........    10-K     000-23289    06-14-99      10.26
   10.27     Product Purchase Agreement between the Registrant
               and RCN Operating Services, Inc. dated June 30,
               1997...........................................    10-K     000-23289    06-14-99      10.27
   10.28     Securities Purchase Agreement between Sprint
               Corporation and the Registrant dated August 30,
               1999...........................................     8-K     000-23289    09-24-99       10.1
   10.29     Warrant Agreement between Sprint Corporation and
               the Registrant dated as of September 9, 1999.
               Amendment to Warrant Agreement between Sprint
               Corporation and the Registrant dated as of
               April 21, 2000.................................     8-K     000-23289    09-24-99       10.2
   10.30     Amendment to Warrant Agreement between Sprint
               Corporation and the Registrant dated as of
               April 21, 2000.................................    10-K     000-23289    03-30-01      10.30
   10.31     1999 Amended and Restated Investor Rights
               Agreement dated as of September 9, 1999........     8-K     000-23289    09-24-99       10.3
   10.32     Amendment to 1999 Amended and Restated Investor
               Rights Agreement...............................    10-K     000-23289    03-30-01      10.32
   10.33     Form of 4% Convertible Class A Debenture due
               2009...........................................     8-K     000-23289    09-24-99       10.4
   10.34     Form of 4% Convertible Class B debenture due
               2009...........................................     8-K     000-23289    09-24-99       10.5
   10.35     Securities Purchase Agreement among the
               Registrant and certain investors dated as of
               August 30, 1999................................     8-K     000-23289    09-24-99       10.6
   10.36     Form of 4% Convertible Debenture due 2009........     8-K     000-23289    09-24-99       10.7
   10.37     Purchase of Equipment and Services Agreement
               between Sprint/United Management Company and
               the Registrant dated May 1, 2000...............     8-K     000-23289    05-10-00       10.8

                                                                               INCORPORATED BY
                                                                                  REFERENCE
                                                                           -----------------------   EXHIBIT     FILED
EXHIBIT NO.  EXHIBIT                                              FORM     FILE NO.    FILING DATE     NO.      HEREWITH
-----------  -------                                            --------   ---------   -----------   --------   --------
   10.38     Amendment #1 to Purchase of Equipment and
               Services Agreement between Sprint/United
               Management Company and the Registrant effective
               as of December 22, 2000........................    10-K     000-23289    03-30-01      10.38
   10.39     Amendment #2 to Purchase of Equipment and
               Services Agreement between Sprint/United
               Management Company and the Registrant effective
               as of December 22, 2000........................    10-K     000-23289    03-30-01      10.39
   23.01     Consent of Independent Auditors..................                                                      X

------------------------------

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


Date: September 21, 2001                               HYBRID NETWORKS, INC.

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

/s/ HEIN + ASSOCIATES LLP

Hein + Associates LLP
Certified Public Accountants
Orange, California
February 16, 2001

                             HYBRID NETWORKS, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                         ADDITIONS     ADDITIONS
                                           BALANCE AT     CHARGED       CHARGED                  BALANCE
                                           BEGINNING    TO COSTS AND   TO OTHER                  AT END
FOR THE YEAR ENDED:                        OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-------------------                        ----------   ------------   ---------   ----------   ---------
December 31, 2000........................    $  200        $  --         $ --       $    --      $  200
December 31, 1999........................       200           --           --            --         200
December 31, 1998........................        --          200           --            --         200

INVENTORY RESERVES

                                                         ADDITIONS     ADDITIONS
                                           BALANCE AT     CHARGED       CHARGED                  BALANCE
                                           BEGINNING    TO COSTS AND   TO OTHER                  AT END
FOR THE YEAR ENDED:                        OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-------------------                        ----------   ------------   ---------   ----------   ---------
December 31, 2000........................    $2,842        $  235        $ --       $(1,097)     $1,980
December 31, 1999........................     3,135           529          --          (822)      2,842
December 31, 1998........................     3,015         1,691          --        (1,571)      3,135