Form 10-Q/A
period 2001-03-31
HYBRID NETWORKS INC
filed 2001-09-21
CIK 900091

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

    Item 2 is amended and restated in its entirety as follows (which amendment reflects a new third paragraph in the Results of Operations—Net Sales section):

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

    While the Company's business is not seasonal, the Company's sales declined from the fourth quarter of 2000 to the first quarter of 2001 as the telecommunications industry slowed. The Company's customers are service providers in the telecommunications industry. The Company's sales are considered capital expenditures by its customers and these budgets are being reviewed in light of current market realities, which is generally slowing purchases. Shipments slowed to all customers from the fourth quarter of 2000 to the first quarter of 2001.

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

Date: September 21, 2001	HYBRID NETWORKS, INC.
/s/ MICHAEL D. GREENBAUM Michael D. Greenbaum Chief Executive Officer
/s/ JUDSON W. GOLDSMITH Judson W. Goldsmith Chief Financial Officer (Principal Accounting Officer)

QuickLinks

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYBRID NETWORKS, INC. SIGNATURES