Form 10-Q
period 2001-09-30
HYBRID NETWORKS INC
filed 2001-11-14
CIK 900091

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001.

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at September 30, 2001: 22,505,041

HYBRID NETWORKS, INC.
INDEX

As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HYBRID NETWORKS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
	September 30, 2001	December 31, 2000*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,129	$1,878
Accounts receivable, net of allowance for doubtful accounts of $881 and $200 in 2001 and 2000 (Includes related party receivables of $412 and $6,164 in 2001 and 2000, respectively)	395	7,699
Inventories (Includes inventory subject to acceptance by related party of $0 and $2,472 in 2001 and 2000, respectively)	4,763	7,303
Prepaid expenses and other current assets	1,028	519

Total current assets	11,315	17,399
Property and equipment, net	1,794	2,000
Intangibles and other assets	153	265

Total assets	$13,262	$19,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,424	4,529
Convertible debenture	5,500	—
Current portion of capital lease obligations	—	29
Accrued liabilities and other (Includes deferred revenue from a related party of $160 and $3,710 in 2001 and 2000, respectively)	2,871	6,517

Total current liabilities	10,795	11,075
Convertible debentures (Includes related party convertible debenture of $1 and $1 in 2001 and 2000, respectively)	1	5,501
Other long-term liabilities	137	131

Total liabilities	10,933	16,707
Commitments and contingencies
Series K convertible preferred stock, $.001 par value: 8 shares authorized, issued and outstanding at September 30, 2001, no shares at December 31, 2000	7,560	—
Stockholders' equity (deficit):
Convertible preferred stock, $.001 par value: Authorized: 4,992 shares; issued and outstanding: no shares in 2001 and no shares in 2000	—	—
Common stock, $.001 par value: Authorized: 100,000 shares; Issued and outstanding: 22,505 shares in 2001 and 21,935 in 2000	23	22
Additional paid-in capital	128,048	125,899
Accumulated deficit	(133,302)	(122,964)

Total stockholders' equity (deficit)	(5,231)	2,957

Total liabilities and stockholders' equity (deficit)	$13,262	$19,664

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales
Products (Includes related party sales of $9,053, $1,674, $18,257 and $1,674 for the three and nine months ended September 30, 2001 and 2000, respectively)	$9,292	$5,167	$19,235	$8,985
Services and software (Includes related party sales of $297, $2, $668, and $70 for the three and nine months ended September 30, 2001 and 2000, respectively)	452	308	1,063	914

Total net sales	9,744	5,475	20,298	9,899
Cost of sales
Products (Includes related party cost of sales of $6,281, $1,404, $13,397, and $3,574 for the three and nine months ended September 30, 2001 and 2000, respectively)	6,321	4,273	15,174	10,088
Services and software	253	210	1,079	567

Total cost of sales	6,574	4,483	16,253	10,655

Gross margin (loss)	3,170	992	4,045	(756)
Operating expenses:
Research and development	1,724	1,702	5,468	4,882
Sales and marketing (Includes related party expense of $0, $9,877, $0, and $13,670 for the three and nine months ended September 30, 2001 and 2000, respectively)	706	10,573	2,258	15,694
General and administrative	1,237	1,540	4,351	8,197

Total operating expenses	3,667	13,815	12,077	28,773

Loss from operations	(497)	(12,823)	(8,032)	(29,529)
Interest income and other expense, net (Includes expense for inducement to convert related party convertible debenture of $0, 0, $0, and $1,170 for the three and nine months ended September 30, 2001 and 2000, respectively)	17	80	108	(919)
Interest expense (Includes related party interest expense of $0, $0, $0, and $455 for the three and nine months ended September 30, 2001 and 2000, respectively)	(442)	(196)	(2,415)	(1,120)

NET LOSS	(922)	(12,939)	(10,339)	(31,568)
Other comprehensive loss:
Realized gain on available-for-sale securities included in net loss	—	(30)	—	(96)

Total comprehensive loss	$(922)	$(12,969)	$(10,339)	$(31,664)

Basic and diluted net loss per share	$(0.04)	$(0.61)	$(0.46)	$(1.90)

Shares used in basic and diluted per share calculation	22,453	21,352	22,273	16,624

The accompanying notes are an integral part of these condensed financial statements

HYBRID NETWORKS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(10,339)	$(31,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	841
Allowance for doubtful accounts	681	—
Issuance of stock in settlement of litigation	—	2,000
Sales discounts recognized on issuance of warrants	740	16,133
Stock issued for services	65	—
Common stock issued to induce conversion of debenture (Includes expense for inducement to convert related party convertible debenture)	—	1,170
Compensation recognized on issuance of stock and stock options	332	2,483
Interest added to principal of convertible debentures (Includes interest to a related party of $0 and $224 for the nine months ended September 30, 2001 and 2000, respectively)	60	368
Provision for excess and obsolete inventory	1,057	(862)
Amortization of beneficial conversion of convertible debentures	1,375	149
Change in unrealized gain on securities	—	(96)
Change in assets and liabilities:
Accounts receivable	6,624	(1,509)
Inventories	1,482	(4,298)
Prepaid expenses and other assets	(1,406)	(430)
Accounts payable	(2,106)	2,375
Other long term liabilities	6	6
Accrued liabilities and other	(3,577)	2,301

Net cash used in operating activities	(3,977)	(10,937)

Cash flows from investing activities:
Purchase of property and equipment	(538)	(353)

Net cash used in investing activities	(538)	(353)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	7,500	—
Repayment of capital lease obligations	(29)	(265)
Proceeds from exercise of stock options and warrants	295	997

Net cash provided by financing activities	7,766	732

Increase (Decrease) in cash and cash equivalents	3,251	(10,558)
Cash and cash equivalents, beginning of period	1,878	13,394

Cash and cash equivalents, end of period	$5,129	$2,836

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock issued upon conversion of convertible debentures	$—	$18,694
Preferred stock issued upon conversion of convertible debenture	2,211	—
Common stock issued to settle bonus accrual	68	—
Common stock issued to settle class action liability	—	1,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	653	678
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed financial statements.

HYBRID NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed financial statements of Hybrid Networks, Inc. (the "Company" or "Hybrid") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and September 30, 2000 and the statements of cash flows for the nine month periods ended September 30, 2001 and September 30, 2000, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 condensed balance sheet data included herein were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $133,302,000 as of September 30, 2001 and $122,964,000 as of December 31, 2000. In 1997, we raised $42.5 million in net proceeds through our initial public offering and other debt and equity financing. In September 1999, we raised $18.1 million through the issuance and sale of convertible debentures to Sprint Corporation and certain venture capital sources. In February 2001, we entered into an agreement with Halifax Fund L.P., under which we have raised $7.5 million and may raise up to an additional $7.5 million upon the exercise of warrants issued to Halifax under this agreement.

On August 13, 2001, Halifax entered into an exchange agreement with the Company to exchange a $7.5 million debenture for 6% Cumulative Convertible Preferred Stock, amend a previous Registration Rights Agreement, and eliminate a previously issued adjustment warrant. The existing 6% convertible debenture and accompanying adjustment warrant were exchanged for that number of shares equal to $7.5 million, plus accrued but unpaid interest, divided by the $1,000 face value of the newly designated Series K $0.001 par value Preferred Stock, which will accrete in value at a rate of 6% per annum. Such accretions will compound on June 30 and December 31 of each year until converted or redeemed.

Other than the agreement with Halifax, as of September 30, 2001, we have no available line of credit or other source of borrowings or financing. We believe that, with respect to our current operations, our cash balance, after giving effect to the financing transaction in February 2001, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure needs through 2001. We may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

At September 30, 2001, the Company's liquidity consisted of cash and cash equivalents of $5,129,000 and working capital of $520,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures due in April 2002.

REVENUE RECOGNITION

We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of September 30, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $900,000.

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

Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this new commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123, and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount has been applied as a sales discount during the quarter ending September 30, 2001.

CONVERTIBLE DEBENTURES AND PREFERRED STOCK

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
  a common stock purchase warrant to purchase 833,333 shares of common stock; and
  an adjustment warrant.

In consideration for such securities, Halifax paid an initial purchase price of $7.5 million. We granted to Halifax in the purchase agreement, rights of first refusal, preemptive rights and other rights. We also entered into a Registration Rights Agreement with Halifax and agreed to register for resale all shares of common stock issuable upon conversion of the debentures and upon exercise of the purchase warrant and adjustment warrant.

In August 2001, we entered into an exchange agreement with Halifax by which we exchanged shares of our new Series K Cumulative Convertible Preferred Stock for the debenture and adjustment warrant, which were cancelled in the exchange. The purchase warrant remained outstanding and was modified, primarily affecting our ability to require its exercise. Halifax did not pay any additional consideration in this exchange.

We issued 7,560 shares of newly established Series K Preferred Stock. Each share of the preferred stock has an initial liquidation value of $1,000 and accretes additional value at the annual rate of 6% on June 30 and December 31 of each year. If any shares of preferred stock are still outstanding on February 2006, we are required to redeem those shares of preferred stock at their liquidation value in February 2006, although the holders of the preferred stock have the right to delay the redemption for up to 12 months. The redemption price is to be paid in cash or, at our election, in common stock valued at 95% of its volume weighted average prices during a pricing period centered on the redemption date.

The preferred stock is convertible into our common stock. The preferred shares convert into a number of shares of common stock equal to the accreted liquidation value divided by the conversion price. For the first 1,875 shares of preferred stock, the conversion price is $1.25 per share, provided these preferred shares are converted prior to the end of the first pricing period. The first pricing period will end on a date to be determined, based on the release date of our 2001 fiscal year results, between February 15, 2002 and April 1, 2002. Thus, each of the first 1,875 shares will convert into 800 shares of common stock, before giving effect to the 6% accretion to the liquidation value, or a total of 1.5 million shares. The conversion price of the remaining shares is equal to the then applicable floor price plus one-half of the amount by which the volume weighted average price of our common stock for the trading day preceding the conversion exceeds the floor price. The floor price is initially equal to $1.25, and provided that if we satisfy specific conditions, which include the continued listing of our common stock on an agreed upon market, at the end of the first pricing period the floor price will adjust to an amount equal to the average of the daily volume weighted average price of our common stock for a period of 15 consecutive trading days immediately following the end of the first pricing period. The floor price cannot be less than $1.25 or greater than $5.00.

The maximum number of shares of common stock issuable upon conversion of all of the preferred stock, before giving effect to the 6% annual accretion to the liquidation value, is 6,048,000, which would be the number of shares issued if the conversion price for all shares is $1.25. The exchange documents do provide for certain penalties, including reduction of the conversion price to the then current market value, if we do not satisfy covenants and conditions contained in the exchange documents.

Assuming certain conditions are met, we have the right to compel conversion of the preferred shares. If the closing price for our stock is above $6.3212 per share for at least 20 out of 30 trading days, we can require the holders to convert the preferred shares, provided that the volume weighted average price of our common stock is equal to or greater than the conversion price on the day that we give notice of the required conversion through the date of conversion. Further, if the closing bid price for our common stock is equal to or greater than 120% of the conversion price on a given day, we can require the conversion of preferred shares, up to the forced conversion limit, during the 10 trading day period following the day we give notice of the required conversion. The forced conversion limit is a number of shares of common stock equal to 10% of the total number of shares of common stock traded during the 10 day period following our giving this notice, excluding from this total specified block trades, transactions that are not bona fide transactions between unaffiliated parties and any shares traded on a day when there is a trading price less then 120% of the conversion price in effect on that day.

We also have the right to redeem the preferred shares for cash. The redemption price is equal to the greater of 120% of the liquidation value of the preferred shares, or 120% of the then current market value of the common stock into which the preferred stock is then convertible. If more than 2.5 million common shares have then been issued upon conversion of the preferred stock, the redemption price is equal to the liquidation value.

The Emerging Issues Task Force (EITF) Topic No. D-98 addresses the classification and measurement of redeemable securities. In D-98, the EITF staff has issued an opinion that all of the events that could trigger redemption should be evaluated separately and that the possibility that any triggering event that is not solely within the control of the issuer could occur, without regard to probability, would require the security to be classified outside permanent equity. Accordingly, we have recorded the $7,560,000 of Series K convertible preferred stock as outside permanent equity on the balance sheet as of September 30, 2001.

The Common Stock Purchase Warrant is exercisable by Halifax to purchase 833,333 shares of our common stock. If the closing bid price of our common stock is at least $3.50 per share, we may require Halifax to exercise the warrant, provided that specified conditions are satisfied, including that all preferred shares have either been converted or redeemed. The exercise price of the warrant would then be the lower of $9.00 per share or 94% of the volume weighted average price of our common stock, during the 20 consecutive trading days before the exercise of the warrant.

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

INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$3,738	$2,633
Work in progress	572	1,144
Finished goods	453	3,526

	$4,763	$7,303

At September 30, 2001 and December 31, 2000, finished goods inventory included $385,000 and $2,730,000, respectively, of equipment that had been shipped to customers but for which the related revenue was deferred pending final customer acceptance.

The allowance for excess and obsolete inventory was $923,000 and $1,980,000 at September 30, 2001 and December 31, 2000, respectively. The provision for excess and obsolete inventory included in cost of sales reduced cost of sales by $101,000 for the nine months ending September 30, 2001 and increased cost of sales by $235,000 for the year ended December 31, 2000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GENERAL

We are a broadband access equipment company that designs, develops, manufactures and markets wireless systems that provide high-speed access to the Internet for businesses and consumers. Our systems provide consumers with a wireless alternative for high-speed Internet access. Our products greatly accelerate the response time for accessing bandwidth-intensive information. Since 1996, our principal product line has been the Hybrid Series 2000, which consists of base station routers, network and subscriber management tools and a line of wireless end-user routers or Customer Premise Equipment (CPE).

In the past, the majority of our products have been sold in the United States and Canada. Our customers include broadband wireless system operators, national and regional telephone companies, and systems integrators who market our product and extend our sales channel worldwide. To date, we believe our systems are deployed across more than 85% of the active MMDS frequencies in the U.S. and we continue to market our products to operators worldwide who have licensed wireless frequencies below 6 GHz. We expect to remain dependant on a small number of customers for the majority of our net sales.

The sales cycle for our products is lengthy, and is subject to a number of significant risks, including our customers' capital budget constraints and the processing time for an application for the use of licensed radio frequencies submitted to governmental regulatory agencies. Any delay or loss of an order that is expected in a quarter can have a major effect on our sales and operating results for that quarter. The same is true of any failure of a customer to pay for products on a timely basis.

The market for high-speed network connectivity products and services is highly competitive. On going factors affecting our business include:

  A slow adoption rate of fixed broadband wireless systems by service providers. Systems operators have been cautious in their approach to the fixed broadband wireless market and they have been slow to make significant capital investments.

  Constant technology change and the development of new product features. New competitors have entered the fixed broadband wireless market with products that they claim will outperform our products due to improved functionality, new features, and different technologies. Should any of these claims prove to be true, we would be adversely affected.

  Evolving industry standards. The fixed broadband wireless industry has yet to adopt industry standards and this has an adverse affect on equipment sales and earnings. Hybrid maintains active participation in standards committees affecting the fixed broadband wireless industry. We believe increased investment in our R&D efforts will be necessary in the future to meet new standards. If a technology different than ours is selected as the industry standard, future sales growth will be directly affected by our ability to modify our existing products to comply with that standard.

We are developing a second-generation product that is designed to overcome line-of-site limitations, reduce the cost of the CPE, and improve the ease of installation. However, if we are unable to develop and offer products with these features on a timely basis our business could be adversely affected. We anticipate continued pressure on our unit average selling prices. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that we will keep pace with competitive price pressures or improve our gross margins.

At September 30, 2001, we had 71 full-time employees and 4 part-time employees.

REVENUE RECOGNITION

We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of September 30, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $900,000.

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

RESULTS OF OPERATIONS

NET SALES. Our net sales increased by 78% to $9,744,000 for the quarter ended September 30, 2001 from $5,475,000 for the quarter ended September 30, 2000. For the three months ended September 30, 2001, broadband wireless systems operators accounted for 100% of net sales. During the same period in 2000, broadband wireless system operators accounted for 92% of net sales and cable system operators accounted for 8% of net sales. One customer, Sprint Corporation, accounted for 94% of net sales during the third quarter of 2001 compared to three customers who accounted for 34%, 24%, and 23% of net sales during the third quarter of 2000. International sales accounted for less than 1% of net sales during the three months ended September 30, 2001, and 24% of net sales for the comparable period in 2000.

Net sales for the nine months ended September 30, 2001 increased 104% to $20,298,000 from $9,899,000 for the nine months ended September 30, 2000. Non-cash sales discounts in connection with shipments to Sprint during the nine months ended September 30, 2001 were $740,000 compared to $2,463,000 for the first nine months of 2000. Sprint Corporation accounted for 95% of net sales during the nine months ended September 30, 2001.

Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123 and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount has been applied as a sales discount during the quarter ending September 30, 2001.

GROSS MARGIN. Gross margin was 33% and 18% of net sales for the quarters ended September 30, 2001 and 2000, respectively. Additionally, there was a decrease in the reserve for excess and obsolete inventory from $1,980,000 as of September 30, 2000 to $923,000 as of September 30, 2001 to reflect the changes in forecasted sales of base station equipment at the comparable periods. For the nine months ended September 30, 2001, gross margin was a positive 19% compared to a negative margin of 8% for the same period in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing base station, customer premises equipment, and software development expenses, as well as expenditures associated with cost reduction programs for existing products. Research and development expenses increased 1% to $1,724,000 for the quarter ended September 30, 2001 from $1,702,000 for the quarter ended September 30, 2000. Research and development expenses as a percentage of net sales were 18% and 31% for the third quarter of 2001 and 2000, respectively, and were 27% and 49% for the first nine months of 2001 and 2000, respectively. Personnel and related costs increased $413,000 during the quarter ended September 30, 2001 compared to the third quarter of 2000. This increase was partially offset by a reduction in the use of outside consultants and by a reduction in the use of research and development materials. For the first nine months of 2001, research and development costs increased 12% to $5,468,000 from $4,882,000 in the comparable period in 2000. Personnel and related costs for the first nine months of 2001 increased 47% to $3,927,000 from the comparable period in 2000 and represented our successful efforts to increase our engineering and research and development capabilities. At the same time, we were able to reduce our reliance on outside consultants and contracts by $393,000, a reduction of 46% compared to the first nine months of 2000.

SALES AND MARKETING. Sales and marketing expenses consist of salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses decreased 93.3% to $706,000 for the quarter ended September 30, 2001 from $10,573,000 for the quarter ended September 30, 2000. Sales and marketing expenses as a percentage of net sales were 7% and 193% for the third quarters of 2001 and 2000, respectively. Excluding the $9.9 million in customer acquisition expenses booked during the third quarter of 2000, which related to the Sprint purchase warrants, sales and marketing expenses increased 5% in the third quarter of 2001 compared to the third quarter of 2000. For the first nine months of 2001 sales and marketing expenses of $2,258,000 represented a 12% increase over the comparable period in 2000 (after excluding the $13,670,000 in non- cash customer acquisition expenses that were booked during the nine months ended September 30, 2000). Of this increase, $177,000 was accounted for by increases in salary and related expenses and represented our efforts to expand our sales and marketing capabilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of executive personnel compensation, travel expenses, legal fees and other costs of outside services. General and administrative expenses decreased 20% to $1,237,000 for the quarter ended September 30, 2001 from $1,540,000 for the quarter ended September 30, 2000. General and administrative expenses as a percentage of net sales were 13% and 28% for the third quarters of 2001 and 2000, respectively. The decline in general and administrative expenses for the third quarter of 2001 was due primarily to a reduction in legal and outside consultant expenses compared to the similar period in 2000. For the nine months ended September 30, 2001, general and administrative expenses decreased 47% to $4,351,000 from $8,197,000 for the same period in 2000. The decrease was due primarily to reductions in legal expenses ($2,429,000) and a reduction in charges relating to stock compensation ($1,440,000).

INTEREST INCOME (EXPENSE) AND OTHER EXPENSE, NET. We incurred net interest income (expense) and other expense of $425,000 for the three months ended September 30, 2001 compared to net interest and other expense of $116,000 for the three months ended September 30, 2000. Interest and other expenses incurred during the third quarter of 2001 included interest on convertible debentures of $169,000 and amortization of the discount related to convertible debentures of $250,000. For the nine months ended September 30, 2001, net interest income (expense) and other expense was a net expense of $2,307,000 compared to a net expense of $2,039,000 for the same period in 2000 and represented continued interest and discount amortizations related to convertible debentures.

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

Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 2000 into 2,946,622 shares of common stock on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to accept shipments of at least $10 million of our products. The amount of shipments in 2000 totaled at least $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000.

Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123 and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount has been applied as a sales discount during the quarter ending September 30, 2001.

Assuming that as of September 30, 2001, Sprint exercised all its warrants, it would own 7,613,068 shares of our common stock, representing approximately 29.2% of the 26,051,663 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of September 30, 2001, all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 18.8% of the 40,426,667 fully diluted shares of our common stock that would then be outstanding.

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
  a common stock purchase warrant to purchase 833,333 shares of common stock;
  an adjustment warrant.

In consideration for such securities, Halifax paid an initial purchase price of $7.5 million. We granted to Halifax in the purchase agreement, rights of first refusal, preemptive rights and other rights. We also entered into a Registration Rights Agreement with Halifax and agreed to register for resale all shares of common stock issuable upon conversion of the debentures and upon exercise of the purchase warrant and adjustment warrant.

In August 2001, we entered into an exchange agreement with Halifax by which we exchanged shares of our new Series K Cumulative Convertible Preferred Stock for the debenture and adjustment warrant, which were cancelled in the exchange. The purchase warrant remained outstanding and was modified, primarily affecting our ability to require its exercise. Halifax did not pay any additional consideration in this exchange.

We issued 7,560 shares of newly established Series K Preferred Stock. Each share of the preferred stock has an initial liquidation value of $1,000 and accretes additional value at the annual rate of 6% on June 30 and December 31 of each year. If any shares of preferred stock are still outstanding in February 2006, we are required to redeem those shares of preferred stock at their liquidation value in February 2006, although the holders of the preferred stock have the right to delay the redemption for up to 12 months. The redemption price is to be paid in cash or, at our election, in common stock valued at 95% of its volume weighted average prices during a pricing period centered on the redemption date.

The preferred stock is convertible into our common stock. The preferred shares convert into a number of shares of common stock equal to the accreted liquidation value divided by the conversion price. For the first 1,875 shares of preferred stock, the conversion price is $1.25 per share, provided these preferred shares are converted prior to the end of the first pricing period. The first pricing period will end on a date to be determined, based on the release date of our 2001 fiscal year results, between February 15, 2002 and April 1, 2002. Thus, each of the first 1,875 shares will convert into 800 shares of common stock, before giving effect to the 6% accretion to the liquidation value, or a total of 1.5 million shares. The conversion price of the remaining shares is equal to the then applicable floor price plus one-half of the amount by which the volume weighted average price of our common stock for the trading day preceding the conversion exceeds the floor price. The floor price is initially equal to $1.25 and, provided that if we satisfy specific conditions, which include the continued listing of our common stock on an agreed upon market, at the end of the first pricing period the floor price will adjust to an amount equal to the average of the daily volume weighted average price of our common stock for a period of 15 consecutive trading days immediately following the end of the first pricing period. The floor price cannot be less than $1.25 or greater than $5.00.

The maximum number of shares of common stock issuable upon conversion of all of the preferred stock, before giving effect to the 6% annual accretion to the liquidation value, is 6,048,000, which would be the number of shares issued if the conversion price for all shares is $1.25. The exchange documents do provide for certain penalties, including reduction of the conversion price to the then current market value, if we do not satisfy covenants and conditions contained in the exchange documents.

Assuming certain conditions are met, we have the right to compel conversion of the preferred shares. If the closing price for our stock is above $6.3212 per share for at least 20 out of 30 trading days, we can require the holders to convert the preferred shares, provided that the volume weighted average price of our common stock is equal to or greater than the conversion price on the day that we give notice of the required conversion through the date of conversion. Further, if the closing bid price for our common stock is equal to or greater than 120% of the conversion price on a given day, we can require the conversion of preferred shares, up to the forced conversion limit, during the 10 trading day period following the day we give notice of the required conversion. The forced conversion limit is a number of shares of common stock equal to 10% of the total number of shares of common stock traded during the 10 day period following our giving this notice, excluding from this total specified block trades, transactions that are not bona fide transactions between unaffiliated parties and any shares traded on a day when there is a trading price less then 120% of the conversion price in effect on that day.

We also have the right to redeem the preferred shares for cash. The redemption price is equal to the greater of 120% of the liquidation value of the preferred shares, or 120% of the then current market value of the common stock into which the preferred stock is then convertible. If more than 2.5 million common shares have then been issued upon conversion of the preferred stock, the redemption price is equal to the liquidation value.

The Emerging Issues Task Force (EITF) Topic No. D-98 addresses the classification and measurement of redeemable securities. In D-98, the EITF staff has issued an opinion that all of the events that could trigger redemption should be evaluated separately and that the possibility that any triggering event that is not solely within the control of the issuer could occur, without regard to probability, would require the security to be classified outside permanent equity. Accordingly, we have recorded the $7,560,000 of Series K convertible preferred stock as outside permanent equity on the balance sheet as of September 30, 2001.

The Common Stock Purchase Warrant is exercisable by Halifax to purchase 833,333 shares of our common stock. If the closing bid price of our common stock is at least $3.50 per share, we may require Halifax to exercise the warrant, provided that specified conditions are satisfied, including that all preferred shares have either been converted or redeemed. The exercise price of the warrant would then be the lower of $9.00 per share or 94% of the volume weighted average price of our common stock, during the 20 consecutive trading days before the exercise of the warrant.

Net cash used in operating activities was $3,977,000 and $10,937,000 during the first nine months of 2001 and 2000, respectively. The net cash used in operating activities in the first nine months of 2001 was primarily due to our net loss of $10,339,000, a decrease in accounts payable of $2,106,000, and an offsetting decrease in accounts receivable of $6,624,000. Net cash used in operating activities in the first nine months of 2000 was primarily the result of our net loss of $31,568,000, an increase in accounts receivable of $1,509,000 and an increase in other accrued liabilities of $2,301,000, offset by non-cash charges attributable to (i) sales discounts recognized on the issuance of warrants of $16,133,000 (see "Revenue Recognition") and, (ii) compensation of $2,483,000 recognized on the issuance of stock and the vesting of stock options.

Net cash used in investing activities was $538,000 and $353,000 during the first nine months of 2001 and 2000, respectively, and was used in both periods for purchases of property and equipment (primarily computers, and engineering test equipment). At September 30, 2001, we did not have any material commitments for capital expenditures.

Net cash provided by financing activities was $7,766,000 and $732,000 during the nine months of 2001 and 2000, respectively. Net cash provided by financing activities during the nine months of 2001 was primarily due to the proceeds from the issuance of a convertible debenture and related securities of $7,500,000 in February 2001. Net cash provided by financing activities during the nine months of 2000 was primarily due to the exercise of stock options by employees and others, offset by the repayment of capital lease obligations.

At September 30, 2001, the Company's liquidity consisted of cash and cash equivalents of $5,129,000 and working capital of $520,000. The Company's principal indebtedness consisted of $5,500,000 in convertible debentures due in April 2002. We have no available line of credit or other source of borrowings or financing. While we believe that, with respect to our current operations, our cash balance, plus revenues from operations and non-operating cash receipts will be sufficient to meet our working capital and expenditure requirements over the balance of 2001, we may seek additional financing during 2001 through debt, equity or equipment lease financing, or through a combination of financing vehicles. There is no assurance that additional financing will be available to us on acceptable terms, or at all, when we require it.

SEASONALITY AND INFLATION

We do not believe that our business is seasonal or is affected by inflation.

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

Our ability to raise additional capital may be limited by a number of factors, including:
  Sprint's veto rights, right of first refusal and other substantial rights and privileges,
  Halifax's substantial rights and privileges,
  our dependence upon Sprint's business and, to a lesser extent, the business of our other customers, our need to reduce the cost of our existing products and develop new products, uncertainty about our financial condition and results of operations and, our history of heavy losses,

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

WE ARE LARGELY DEPENDENT ON SPRINT FOR OUR FUTURE BUSINESS, AND SPRINT HAS A GREAT DEAL OF INFLUENCE OVER OUR CORPORATE GOVERNANCE.

Sprint accounted for 94% of our net sales in the quarter ending September 30, 2001, and 95% of our net sales for the nine months ending September 30, 2001. We have only a small number of other customers.

Sprint also has significant control over our corporate governance. For example, Sprint may designate two directors to serve on our board of directors. Further, we cannot issue any securities, with limited exceptions, or, in most cases, take important corporate action without Sprint's approval. Sprint has other rights and privileges, including a right of first refusal as to any proposed change in our control. This right of first refusal is assignable by Sprint to any third party. Further, if Sprint exercises warrants it currently holds, and assuming that no other warrant holders exercise, Sprint would beneficially own as of September 30, 2001, approximately 29.2% of our common stock. As a result, Sprint will have a great deal of influence on us in the future. We cannot be sure that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours.

CHANGES IN PLANS OR CIRCUMSTANCES AT OUR LARGEST CUSTOMERS COULD SERIOUSLY HARM OUR SALES.

We continue to provide technical support to the 14 markets launched by Sprint for its Broadband Direct service. In October 2001, Sprint announced that it was ending customer acquisition for it's fixed wireless services and freezing the number of markets served until substantial progress was made on second-generation technology. This second generation technology primarily involves the development of non-line-of-site capability and the lowering of installation costs. We are already working to develop these improvements but should we fail to do so or if other competitors are able to do so before us, it would have a serious adverse affect on our business.

WE HAVE NOT BEEN PROFITABLE, AND WE MAY NEVER BE PROFITABLE. WE EXPECT CONTINUING LOSSES IN THE FUTURE.

We have not been profitable and we cannot assure you that we will ever achieve or sustain profitability. We were organized in 1990 and have had operating losses every year. Our accumulated deficit was $133 million as of September 30, 2001. The potential of our business to produce revenue and profit is unproven. The market for our products has only recently begun to develop and is rapidly changing. Our market has an increasing number of competing technologies and competitors, and several of our competitors are significantly larger than us. We have experienced pressure to lower the price of our products in the past and we expect that these pressures will continue. Although our quarterly net losses have declined in 2001, we expect to continue incurring losses in the future.

WE MUST BE ABLE TO QUICKLY AND EFFECTIVELY DEVELOP NEW PRODUCTS AND ENHANCEMENTS FOR OUR EXISTING PRODUCTS, AND DEPLOY OUR PRODUCTS ON A MUCH LARGER SCALE THAN WE HAVE IN THE PAST. WE MIGHT NOT BE ABLE TO MEET THESE CHALLENGES.

To meet the existing and future demands of the broadband wireless market, we must develop new products and enhance our existing products. We have met Sprint's requirements for its 14 launched markets and we are developing new features and functionality to overcome line-of-site constraints, reduce product costs, and enhance the ease of installation. However, if another company is successful in meeting these demands before we do, our ability to resume substantial sales to Sprint could be impaired.

WE DEPEND ON THE BROADBAND WIRELESS MARKET, WHICH IS A NEWLY DEVELOPING MARKET THAT IS SUBJECT TO UNCERTAINTIES.

The wireless industry competes with other technologies, including cable and digital subscriber lines to provide high-speed Internet access. The cable modem and digital subscriber line technologies avoid the principal disadvantage of wireless, which requires some line-of-sight between the wireless operator's antenna and the customer's location. Wireless system operators also face a number of licensing and regulatory restrictions. Conditions in the wireless market could change rapidly and significantly because of constant technological changes. Further, the development and market acceptance of alternative technologies could decrease the demand for our products. There can be no assurance that the wireless industry market will grow or that our products will be widely deployed in the emerging market. We expect to face substantial competition in this market, which could limit our sales and impair our business.

In addition, during the first nine months of 2001, the market for telecommunications equipment declined significantly, which has adversely affected the entire telecommunications industry, including service providers, systems integrators, and equipment providers, and has reduced the business outlook and visibility of the industry. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

Our market has been highly competitive, yet many larger companies such as Nortel, Lucent and ADC have withdrawn from the fixed broadband wireless market. In the future, we anticipate a smaller number of large competitors, such as Cisco, Siemens, and Marconi, to compete for both domestic and international business. A number of smaller competitors claim that their new technologies will overcome line-of-site limitations associated with current fixed broadband wireless systems. While only a few of these competitors have commercially launched systems, we cannot assure you that other competitors will not commercially launch systems or that other commercially launched systems will not provide benefits superior to ours. We are developing additional product enhancements to further mitigate line-of-site constraints. However, our product development may be harmed by our lack of engineering resources. There can be no assurance that we will be able to compete successfully in the future.

We have agreed with Sprint that in the future we will allow third parties to license our technology and we currently depend heavily on third parties to manufacture components that interface with our products to produce a full, working system. It is possible that these third parties may offer products that compete with ours, using our technology. This could create significant new competitive challenges for us and could limit our growth and harm our business.

WE MAY BECOME INVOLVED IN LITIGATION OVER OUR INTELLECTUAL PROPERTY THAT COULD RESULT IN SIGNIFICANT COSTS AND MIGHT DIVERT THE ATTENTION OF OUR MANAGEMENT.

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

WE RELY ON A SINGLE MANUFACTURER FOR OUR END-USER PRODUCTS AND ON LIMITED SOURCES FOR OUR COMPONENTS, SOME OF WHICH ARE BECOMING OBSOLETE

We outsource manufacturing of our Series 2000 CPE products to a single manufacturer, Sharp Corporation, while maintaining only a limited manufacturing capability for pre-production assembly and testing. Since we have only one manufacturing source for our CPE products, our ability to reduce our manufacturing costs may be limited.

We are dependent upon key suppliers for a number of other components within our Series

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

During the last year, a number of countries have awarded MMDS and 3.5 GHz licenses. Our products are functional within these frequency ranges. As new licenses are awarded, there is a long cycle associated with vendor selection, evaluation, and, in many instances, trial system analyses. Delays can also be caused by the market assessment process, entailing business model analysis by service providers. In addition, a number of small international operators have struggled with economic downturns that have affected their ability to secure capital. All of these factors indicate that we will have increased selling expenses and a potentially lengthened sales cycle.

INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

Although we have sold the majority of our products primarily in the United States and Canada, many of our new opportunities are being pursued internationally. We believe that international sales will represent an increasingly greater proportion of our sales in the future. International sales accounted for less than 1% and 24% of net sales for the quarters ending September 30, 2001 and 2000, respectively. International sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, political and economic instability and reduced intellectual property protection. To increase our international coverage we work closely with systems integrators. However, some of our systems integrators do not represent our products exclusively. Further, the frequency spectrum and amount of spectrum available internationally varies from country to country. We currently depend on some of our systems integrators and other third party vendors to develop radio equipment that complies with local licenses, which may slow deployment in some international markets.

WE DEPEND ON OUR KEY PERSONNEL, AND HIRING AND RETAINING QUALIFIED EMPLOYEES IS DIFFICULT.

Our success significantly depends on the continued services of our key technical, sales and management personnel. Our officers or employees can terminate their relationships with us at any time. Our future success may depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. There can be no assurance that we will be able to attract and retain key personnel. The loss of the services of one or more of our key personnel or our failure to attract additional qualified personnel could prevent us from meeting our product development goals and could significantly impair our business.

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

IF WE ARE DE-LISTED FROM THE NASDAQ SMALL CAP MARKET, THE PRICE OF OUR COMMON STOCK COULD DROP, AND IT MAY BE MORE DIFFICULT TO TRADE OUR COMMON STOCK.

On August 30, 2001, the Nasdaq Listing Qualifications Panel transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. In order to maintain the Nasdaq Small Cap Market listing, our Form 10-Q for the third quarter of 2001 must evidence our continued compliance with the $2 million net tangible assets and/or $2.5 million shareholders' equity standard. The Emerging Issues Task Force (EITF) has issued Topic No. D-98, which addresses the classification and measurement of redeemable securities. In compliance with the guidance in Topic No. D-98, we have recorded the Series K convertible preferred stock as "outside of permanent equity". This has resulted in our stockholder equity as reported on our unaudited balance sheet as of September 30, 2001, to be below the minimum standard set by Nasdaq. We have appealed to Nasdaq for an extension of time in which to come into compliance with the standard. As a result of this classification, we may no longer satisfy the listing requirements of the Nasdaq Small Cap Market and thus our common stock may be de-listed from this market. Similarly, the Nasdaq Small Cap Market will reapply minimum bid price rules in January 2002 that could also cause the de-listing of our shares if they are then listed on the Nasdaq Small Cap Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II. OTHER INFORMTION

ITEM 2. CHANGES IN SECURITIES

EXCHANGE OF SECURITIES WITH HALIFAX FUND L.P.

Pursuant to an Exchange Agreement between us and the Halifax Fund, L.P., dated August 13, 2001, we completed an exchange of shares of a new series of convertible preferred stock for the $7.5 million convertible debenture, and related adjustment warrant, issued to Halifax Fund, L.P. in February 2001. We did not receive any consideration in this transaction other than the cancellation of the previously issued debenture and adjustment Warrant. This transaction, with a single accredited investor, was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. For a description of this transaction and the securities issued, see "Notes to Unaudited Financial Statements-Convertible Debentures."

ITEM 6. EXHIBIT AND REPORT OF FORM 8-K

(a) Exhibits

The following exhibit is filed as part of this report:

Exhibit No.	Description of Exhibit
99.01	Balance sheet July 2001 with pro forma (1)

(1) Incorporated by reference to the Exhibit with the same number in the Company's current report on Form 8-K filed September 5, 2001.

(b) Report on Form 8-K

The following report on Form 8-K has been filed by the Company since June 30, 2001.

1. On September 5, 2001, the Company reported under Item 5 "Other Events" that the Company had been advised by Nasdaq that its common stock would be listed on the Nasdaq Small Cap market effective August 30, 2001.

HYBRID NETWORKS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	HYBRID NETWORKS, INC.
/s/ Michael D. Greenbaum Michael D. Greenbaum Chief Executive Officer
/s/ Judson W. Goldsmith Judson W. Goldsmith Chief Financial Officer (Principal Accounting Officer)