Form 10-K
period 2001-12-31
HYBRID NETWORKS INC
filed 2002-03-21
CIK 900091

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 2001, or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________.

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

     As of February 28, 2002, there were outstanding 22,788,384 shares of the Registrant's common stock, $0.001 par value per share. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, based on the average bid and ask prices of such stock as of such date as reported by The Nasdaq Small Cap Market was approximately $1,546,000. This excludes shares of common stock held by directors, officers and stockholders whose ownership exceeded ten percent of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
   ITEM 1    Business......................................................   1
   ITEM 2    Properties....................................................   5
   ITEM 3    Legal Proceedings.............................................   5
   ITEM 4    Submission of Matters to a Vote of Security Holders...........   5
PART II
   ITEM 5    Market for the Registrant's Common Equity and Related
               Stockholder Matters.............................. ..........   6
   ITEM 6    Selected Financial Data.......................................   7
   ITEM 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   8
   ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk....  17
   ITEM 8    Financial Statements..........................................  18
   ITEM 9    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................  40
PART III
   ITEM 10   Directors and Executive Officers of the Company...............  41
   ITEM 11   Executive Compensation........................................  42
   ITEM 12   Security Ownership of Certain Beneficial Owners
               and Management..............................................  44
   ITEM 13   Certain Relationships and Related Transactions................  46
PART IV
   ITEM 14   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K........................................  48
Signatures.................................................................  51

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

ITEM 1. BUSINESS

Liquidity Concerns

          During 2001, we refocused our targeted opportunities to the international marketplace as we adjusted to the abrupt downturn in the domestic markets, in particular Sprint Corporation's and certain other domestic operator's decisions to cease the expansion of their deployments and to cease purchasing our products as a result. International opportunities have not developed as rapidly as we anticipated, and we believe that domestic and international revenues will be depressed for substantially all of 2002. As a result, we do not foresee sufficient revenues to meet our operating expenses.

          Our current liabilities, including a $5.5 million debenture due April 30, 2002, exceeded our cash and cash equivalents by approximately $4.2 million at December 31, 2001, and working capital at that date was only $736,000. If we cannot consummate a sale or merger on favorable terms we may be forced to seek protection under the federal bankruptcy laws. There is no assurance that we will be able to consummate a sale or merger or, even if we can do so, that the holders of our common stock or preferred stock will receive any net proceeds from such sale or merger.

          FOR OTHER IMPORTANT RISKS REGARDING OUR FINANCIAL CONDITION AND OUR BUSINESS, SEE RISK FACTORS INCLUDED IN ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

Overview

         We  are a  fixed  broadband  wireless  access  equipment  company  that designs, develops, manufactures and markets wireless systems that provide high-speed access to the Internet for businesses and consumers. Our systems provide consumers with a wireless alternative for high-speed Internet access. Our products greatly accelerate the response time for accessing bandwidth-intensive information. Since 1996, our principal product line has been the Hybrid Series 2000, which consists of base station routers, network and subscriber management tools and a line of wireless end-user routers or Customer Premise Equipment (CPE).

         In the past, the majority of our products have been sold in the United States and Canada. Our customers include broadband wireless system operators, national and regional telephone companies, and systems integrators who market our product and extend our sales channel worldwide. To date, we believe our systems are deployed across more than 85% of the active MMDS frequencies in the U.S. and we continue to market our products to operators worldwide who have licensed frequencies below 6 GHz. Although in the past we have sold most of our products in the United States and Canada, many of our new opportunities are being pursued internationally. However, international opportunities have not developed as rapidly as we anticipated and we believe that international sales will be depressed for substantially all of 2002.

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

         The market for high-speed network connectivity products and services is highly competitive. On-going factors affecting our business include:

          o A slow adoption rate of fixed broadband wireless (FBBW) systems by service providers. Systems operators have been cautious in their approach to the fixed broadband wireless market and they have been slow to make significant capital investments.

          o Constant technology change and the development of new product features. New competitors have entered the fixed broadband wireless market with products that they claim will outperform our products due to improved functionality, new features, and different technologies.

          o    Evolving  industry   standards.   The  fixed  broadband  wireless
               industry has yet to adopt industry standards and this has an adverse affect on equipment sales and earnings. Hybrid maintains active participation in standards committees affecting the fixed broadband wireless industry. If a technology different than ours is selected as the industry standard, future sales growth will be directly affected by our ability to modify our existing products to comply with that standard.

         Hybrid  systems  are now  deployed  in 77 markets  on five  continents.
Hybrid was incorporated in Delaware in June 1990. Our principal executive offices are located at 6409 Guadalupe Mines Road, San Jose, California, 95120. Our telephone number is (408) 323-6500.

Technology, Products, and Services

         Our products are an integral part of a system operator's full wireless high-speed Internet access system. Our Series 2000 product-line includes base station routers, network and subscriber management tools, and a line of wireless end-user routers.

         Our base station routers and management tools are used by broadband wireless operators at their base stations to connect Internet subscribers to the operator's networks in order to give the subscribers high-speed Internet access. Our base station products provide management systems that allow the operators to configure and manage their networks, and establish different levels of services and charges among end-users. This enables the operators to give higher service to premium-paying, high-volume subscribers and allocate unused capacity to lower-volume groups.

         Wireless operators typically service single-computer customers or local area networks used by high-end residential customers and the operators use our end-user products to connect subscribers to the wireless systems networks at the subscribers' sites.

         Technology

         Our Series 2000 system is expandable and is designed to serve up to 100,000 routers. Each of the multiple return antennas is pointed in a slightly different direction, to increase the capacity of the available return frequency spectrum. Because most operators have only 10MHz of return channel capacity available, return sectorization is necessary to re-use spectrum until other options such as MMDS return are allowed.

         Our proprietary software allows subscribers to share many return channels and also allows a burst into a continuous transmission state to transfer or send large amounts of data upstream. The operator can optimize performance for business users yet still provide other users access to capacity. Some operators set up two or three groups of return channels with different bandwidths which enables them to provide different service levels or groups for business and residential customers.

         Our products are integrated with other telecommunications equipment to create a complete wireless system. In 2001, Hybrid entered agreements with two global systems integrators, REMEC and Thales Communications. Each of these system integrators offer wireless operators a complete turnkey system that integrates our products with the radio and Internet equipment necessary to deploy a wireless system.

         Products

         Base Station Equipment

         CYBERMANAGER2000 (CMG). Proprietary subscriber and network management software which allows the operator to configure service levels, or groups, for both business and residential end-users; the CMG is an off-the-shelf Sun Workstation.

         CYBERMASTER   DOWNSTREAM   ROUTER   (CMD).    Rack-mounted   industrial
microcomputer capable of covering 12 MHz of bandwidth

         CYBERMASTER    UPSTREAM   ROUTER   (CMU).    Rack-mounted    industrial
microcomputer capable of supporting 28 channels

         Consumer premises Equipment

         Wireless Broadband Router (WBR) The Multi-User (1-60 user) WBR supports 10 Mb/s, with 64-QAM downstream data transmission and upstream transmission using wireless return, telephone modem or router.

         Services

         Our product support services include consulting, systems engineering, systems integration, installation, training, and technical support. Our network operations group also works with the customer during site preparation to aid in systems engineering, system integration, installation, and acceptance testing for system start-up.

Customers

          Our customers are principally wireless system operators and national or regional telephone companies. A small number of customers have traditionally accounted for a large portion of our net sales. In 2001, Sprint Corporation accounted for 88% of our net sales. We expect virtually no revenue from Sprint in 2002. See Risk Factors - We Are Largely Dependant On Sprint. During 2000, two customers accounted for 54% and 23% of our net sales and two customers accounted for 31% and 28% of net sales during 1999.

          During 1999, we issued to Sprint Corporation 4,066,466 shares of our common stock and warrants to purchase $8.4 million principal amount of convertible debentures that is convertible into 2,946,622 shares of our common stock. Two positions on our Board of Directors are reserved for Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third-party.

         Prior to 2000, most of our sales were to cable customers. However, these sales represented less than 1% of our total sales in 2001.

Sales and Marketing

         Sales in 2001 were made primarily to companies in the United States. Sales are made through our field sales force as well as global and regional system integrators.

         As of December 31, 2001, the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sales to a distributor were $154,000.

         Our product sales backlog on December 31, 2001 was $336,000 and consisted of customer purchase orders which had been received and accepted and for which we have a reasonable expectation of shipment within the current fiscal period. The comparable backlog figure as of February 28, 2001 was $2.7 million.

Manufacturing

         We outsource manufacturing of the product modules to third parties, while maintaining a limited in-house manufacturing capability for pre-production assembly and testing.

         Our Series 2000 wireless broadband routers are manufactured by Sharp Corporation through an agreement we have had since early 1997 with Sharp and its distributor, Itochu Corporation.

         We typically provide a 12 to 18 month warranty on our hardware products that includes factory repair service. We also provide customer support as a purchase option that includes telephone and e-mail support, software maintenance releases, and technical bulletins.

Research and Development

         At February 20, 2002, our research and development staff consisted of 22 full-time employees, and one local consultant. Our total research and development expenses for 2001, 2000, and 1999, were $6,986,000, $6,715,000, and
$4,191,000, respectively. Our research and development effort during 2001 was directed primarily towards reducing the cost of manufacturing and improving the performance of client routers.

Competition

         We are primarily engaged in the business of manufacturing FBBW high-speed Internet access equipment. Most of our competitors are substantially larger and have greater financial, technical, marketing, distribution, customer support, and other resources, in addition to having greater name recognition and access to customers than we have.

         Competitors in the wireless market include Vyyo,  Alvarion,  and Netro,
in  addition  to  new-market  entrants  including,   among  others,  Navini  and
IPWireless.

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

         Our customers compete with providers of other forms of high-speed Internet access, including DSL and cable. Telephone companies are deploying DSL, providing high-speed Internet access over existing phone wires. They are working with computer vendors to install DSL cards in PCs manufactured by those companies, thereby reducing the telephone companies' distribution costs. DSL and cable pose a significant competitive threat to the services offered by our customers.

Intellectual Property

         We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have received 15 patents from the U.S. Patent and Trademark Office. These patents are directed to various aspects of wireless and cable modems and base station systems. In addition, the U.S. Patent and Trademark Office has issued formal notices of allowances for pending patent applications which are also directed to wireless and cable modems and base station systems, as well as various modulation and transmission schemes used in wireless cable modem systems. We have a number of patent applications pending before the U.S. Patent and Trademark Office, as well as before patent offices of foreign jurisdictions. It is unknown whether any of these pending applications will issue to a patent.

Employees

         As of December 31, 2001, we had 50 full-time employees and we reduced our workforce to 40 full time employees in February 2002. None of our employees are represented by a collective bargaining unit with respect to his or her employment, and we have never experienced an organized work stoppage. We use consultants, contractors, and temporary workers to supplement our workforce and, as of February 20, 2002, we had one consultant.

ITEM 2. PROPERTIES

         We currently sublease approximately 55,000 square feet of office, research and development and manufacturing space in San Jose, California. The sublease expires in April 2004, and we have an option to extend the term of the lease through October 2009.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information for Common Stock

         Our common stock was traded on the Nasdaq National Market under the symbol HYBR during the period from our initial public offering on November 12, 1997 through June 16, 1998. On June 17, 1998, trading in our common stock was suspended by the Nasdaq National Market, in response to our independent auditors, PWC, withdrawing their reports to our 1997 financial statements. The suspension continued until December 1, 1998, when our common stock was delisted by the Nasdaq National Market due to continuing noncompliance with listing requirements. From December 1, 1998 to July 5, 2000, our stock traded in the over-the-counter market on the pink sheets. On July 6, 2000, our stock was re-listed on the Nasdaq National Market. On August 30, 2001 our stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market due to our stock price and market capitalization falling below the Nasdaq National Market minimum requirements. The table below shows the range of high and low closing sale prices reported. The table reflects inter-dealer prices without retail mark-up, mark down or commission. On March 13, 2002, the closing price of our common stock on the Nasdaq Small Cap market was $0.11. See Risk Factors - IF WE ARE DELISTED FROM THE NASDAQ SMALL CAP MARKET, THE PRICE OF OUR COMMON STOCK COULD DROP AND IT MAY BE MORE DIFFICULT TO TRADE OUR COMMON STOCK.

                                                               High       Low
                                                               ----       ---
First Quarter 2000........................................    $24.50     $8.00
Second Quarter 2000.......................................    $13.50     $4.75
Third Quarter 2000........................................    $20.19     $5.56
Fourth Quarter 2000.......................................    $18.75     $3.13
First Quarter 2001........................................     $6.94     $1.44
Second Quarter 2001.......................................     $2.95     $0.50
Third Quarter 2001........................................     $2.25     $0.52
Fourth Quarter 2001.......................................     $1.11     $0.40

Stockholders

         As of December 31, 2001, there were approximately 646 holders of record of our common stock

Dividends

         We have not paid any cash dividends on our capital stock to date. The holders of Series K Cumulative Convertible Preferred Stock are entitled to an annual dividend at a rate of 6% out of funds legally available for payment of such dividends. As of December 31, 2001, the cumulative preferred stock dividend was $169,000. The terms of our outstanding debentures and our agreement with Sprint prohibit us from paying any cash dividends without the consent of the debenture holders and Sprint.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                      Years Ended December 31,
                                                 --------------------------------------------------------------------
                                                   2001           2000           1999           1998          1997(1)
                                                 --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Gross sales                                      $ 28,666       $ 29,924       $ 13,423       $ 12,418       $  4,120
Sales discounts                                      (740)        (7,129)          (407)            --             --
                                                 --------       --------       --------       --------       --------
Net sales                                          27,926         22,795         13,016         12,418          4,120
Cost of sales                                      20,706         23,139         13,341         14,046          8,899
                                                 --------       --------       --------       --------       --------
Gross profit (loss)                                 7,220           (344)          (325)        (1,628)        (4,779)
Operating expenses:
  Research and development                          6,986          6,715          4,191          7,771          7,831
  Sales and marketing                               2,800         16,491          1,740          3,642          4,678
  General and administrative                        5,422         11,625          7,660          8,933          2,964
  Asset impairment charge                              --             --             --          1,250             --
  Write off of technology license                      --             --             --          1,283             --
                                                 --------       --------       --------       --------       --------
     Total operating expenses                      15,208         34,831         13,591         22,879         15,473
                                                 --------       --------       --------       --------       --------
        Loss from operations                       (7,988)       (35,175)       (13,916)       (24,507)       (20,252)
Interest income and other expense, net                120           (717)           171            779            316
Interest expense                                   (2,649)        (1,311)        (8,447)          (897)        (1,666)
                                                 --------       --------       --------       --------       --------
Net loss                                         $(10,517)      $(37,203)      $(22,192)      $(24,625)      $(21,602)
                                                 --------       --------       --------       --------       --------
 Preferred stock dividends                           (169)            --             --             --             --
                                                 --------
  Net loss available to common shareholders       (10,686)       (37,203)       (22,192)       (24,625)       (21,602)
                                                 ========       ========       ========       ========       ========
Basic and diluted net loss per share             $  (0.48)      $  (2.03)      $  (2.08)      $  (2.37)      $  (6.10)
                                                 ========       ========       ========       ========       ========
Shares used in basic and diluted
         per share calculation (2)                 22,354         18,309         10,678         10,410          3,541
                                                 ========       ========       ========       ========       ========

                                                                    December 31,
                                          -------------------------------------------------------------------
                                            2001           2000          1999           1998          1997(1)
                                          --------       --------      --------       --------       --------
BALANCE SHEET DATA:
Cash and cash equivalents                 $  4,506       $  1,878      $ 13,394       $  3,966       $ 27,143
Working capital                                736          6,324        11,527           (812)        23,795
Total assets                                11,219         19,664        21,152         15,420         39,065
Long-term debt                                 139          5,632        23,978            419            654
Total liabilities                            8,803         16,707        30,972         12,718         11,762
Total stockholders' equity (deficit)        (5,144)         2,957        (9,820)         2,702         27,303

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

Overview

         Liquidity Concerns

          During 2001, we refocused our targeted opportunities to the international markerplace as we adjusted to the abrupt downturn in the domestic markets, in particular Sprint Corporation's and certain other domestic operator's decision to cease the expansion of their deployments and to cease purchasing our products as a result. International opportunities have not developed as rapidly as we anticipated, and we believe that domestic and international revenues will be depressed for substantially all of 2002. As a result, we do not foresee sufficient revenues to meet our operating expenses.

          Our current liabilities, including a $5.5 million debenture due April 30, 2002, exceeded our cash and cash equivalents by approximately $4.2 million at December 31, 2001, and working capital at that date was only $736,000. If we cannot consummate a sale or merger on favorable terms we may be forced to seek protection under the federal bankruptcy laws. There is no assurance that we will be able to consummate a sale or merger or, even if we can do so, that the holders of our common stock or preferred stock will receive any net proceeds from such sale or merger.

          FOR OTHER IMPORTANT RISKS REGARDING OUR FINANCIAL CONDITION AND OUR BUSINESS, SEE RISK FACTORS INCLUDED IN ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

         Revenue Recognition

         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of December 31, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $154,000.

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

         Warranty Costs

         We accrue for estimated warranty costs when the related sales revenue is recognized. Our modem manufacturer, Sharp Corporation, provides warranty on all cable routers manufactured by them. We provide a warranty that ranges between 12 and 18 months on all base station equipment and CPE equipment, and we typically provide a 90-day warranty on software media.

         Net Losses

         We incurred net losses for the years ended December 31, 2001, 2000, and 1999, of $10,517,000, $37,203,000, and $22,192,000, respectively. Our accumulated deficit was $133,481,000 as of December 31, 2001. We expect to incur losses for the foreseeable future.

Results of Operations

         Years Ended December 31, 2001, 2000, and 1999

         NET SALES. After non-cash sales discounts of $740,000 in 2001, $7,129,000 in 2000, and $407,000 in 1999, net sales increased 23% to $27,926,000 in 2001, from $22,795,000 in 2000, and 115% from  $13,016,000 in 1999.  Non-cash sales discounts recorded in 2001 were in connection with the issuance of common stock purchase warrants issued to Sprint. Broadband wireless system operators accounted for 99% of net sales in 2001, 94% in 2000, and 48% in 1999.

Gross sales in 2001 declined approximately 4% from 2000 levels. The increase in net revenues from 2000 to 2001 is due to the substantial reduction in non-cash sales discounts in 2001 from 2000. In October 2001, Sprint announced that it was not pursuing any new fixed broadband wireless markets until a second-generation product could be evaluated. We do not currently have this type of second-generation product and in light of our liquidity concerns have suspended our efforts to develop or acquire this technology. In light of Sprint's decision and the delays we have encountered in developing international sales, we anticipate that our revenue in 2002 will be dramatically lower than in 2001. International sales accounted for less than 1% of net sales in 2001, 24% in 2000, and 5% in 1999.

         GROSS MARGIN. Gross margin was a positive 26% in 2001, negative 1.5% in 2000, and negative 2.5% in 1999. The improved gross margins from 2000 to 2001 were due to improved margins for customer premises equipment as a result of a price increase negotiated with Sprint. The improvement in gross margins from 1999 to 2000 was primarily due to an increase in the sales volume of higher margin, at that time, base station equipment as compared to total sales.

         RESEARCH AND DEVELOPMENT. Research and development expenses include ongoing base station and software development expenses as well as design expenditures associated with new product development, new product production, manufacturing cost reduction programs and improvements in the manufacturing of existing products. Research and development expenses were $6,986,000, $6,715,000, and $4,191,000 for 2001, 2000, and 1999, respectively. Research and development expenses included non-cash charges of $277,000, $470,000, and $668,000 in 2001, 2000, and 1999, respectively, for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in research and development. The increase in research and development expenses in 2001 as compared with 2000 was primarily due to an increase in personnel costs ($1,400,000), which was offset by decreases in the use of outside consultants ($600,000) and decreases in the use of research and development materials ($600,000) as development projects moved from engineering to manufacturing. The increase in research and development expenses in 2000 as compared to 1999 was primarily due to an increase in personnel costs of $1 million and an increase in fees for outside consultants of $1.1 million

         SALES AND MARKETING. Sales and marketing expenses include primarily salaries and related payroll costs for sales and marketing personnel, commissions, advertising, promotions and travel. Sales and marketing expenses were $2,800,000, $16,491,000, and $1,740,000, during 2001, 2000, and 1999, respectively. Sales and marketing expenses included non-cash charges of $5,000, $47,000, and $88,000, in 2001, 2000, and 1999, respectively, for compensation recognized on stock options granted at exercise prices below fair market value for employees and consultants engaged in sales and marketing. A non-cash charge of $13.7 million was recorded in 2000 as a customer acquisition expense in connection with the warrant granted to Sprint. Excluding this charge, sales and marketing expenses were essentially unchanged in 2001 as compared with 2000. The increase in sales and marketing expenses in 2000 as compared to 1999 was primarily due to the Sprint warrant charge ($13.7 million) and to an increase in consulting expenses ($500,000).

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of salaries and benefits for administrative officers and support personnel, travel expenses, and legal, accounting, and consulting fees. General and administrative expenses were $5,422,000, $11,625,000, and $7,660,000 during 2001, 2000, and 1999, respectively. General and administrative expenses included non-cash charges of $63,000, $287,000, and $219,000 during 2001, 2000, and 1999, respectively, for compensation recognized on stock options granted at exercise prices below fair market value to employees and consultants engaged in providing general and administrative services. The 2000 general and administrative expenses also included non-cash charges of $3,176,000 relating to the separation of two executives of the Company, and $2,000,000 in connection with the settlement of a lawsuit. No such charges were recorded to general and administrative expenses in either 2001 or 1999. In 2001, general and administrative expenses, excluding non-cash charges and allocated facilities expenses, increased $430,000 compared with 2000. Increases in allowance for bad debts, communications expense, directors fees, public relations and outside auditors, were partially offset by decreases in personnel and recruiting costs, and legal, consulting, and miscellaneous expenses. Excluding the non-cash charges described above, general and administrative expenses in 2000 decreased $1,279,000 compared to 1999. This decrease was due to reductions in legal fees ($2,600,000) that were offset in part by increases in personnel related costs ($700,000).

         INTEREST INCOME (EXPENSE) AND OTHER. The Company incurred net interest expense of $2,529,000, $2,028,000, and $8,276,000, in 2001, 2000, and 1999,
respectively. In 2001, net interest expense includes interest on debentures ($858,000), amortization of loan fees ($333,000), and amortization of the discount related to convertible debentures ($1,458,000). In August 1999, we issued $18.1 million of convertible debentures that were converted into common stock in June 2000. In 2000, net interest expense included a premium paid on the conversion of these debentures resulting in a beneficial conversion element valued at $1,170,000. In 1999, net interest expense included the amortization of the deemed discount on these debentures in the amount of $7.4 million and which was the result of the difference between the conversion price of the convertible debentures and the then market price of our common stock.

Liquidity and Capital Resources

         Background Information

         We have had operating losses and negative cash flow since our inception. In light of the anticipated reduction in revenue in 2002, we expect to not have sufficient funds to operate our business through 2002. In addition, we do not have sufficient cash to repay the $5.5 million debenture upon its maturity in April 2002. These conditions raise substantial doubt about our ability to continue as a going concern. Our continued existence as an independent company is dependent upon receiving additional funding to operate our business and repay debts upon maturity. We have no arrangements with respect to the receipt of any additional funding and there is no assurance that any such arrangement will be attained on acceptable terms.

          We are actively evaluating our strategic alternatives, including a sale or merger of the Company. Should we be unable to consummate a sale or merger on favorable terms, we may be forced to seek protection under the federal bankruptcy laws.

          In order to conserve cash reserves, we have reduced our selling, general and administrative expenses, research and development expenses and other operating costs. In addition, we have implemented a focused control over capital expenditures, which should enable us to selectively deploy assets only in market areas with the greatest return potential. However, even after such reduction, we do not foresee that our revenues will be sufficient to meet our operating expenses.

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

         Additionally, Sprint acquired warrants to purchase up to $8.4 million of additional convertible debentures, which debentures were convertible at December 31, 2001 into 2,946,622 shares of common stock on the same terms as the convertible debentures referred to above. The warrants were issued in consideration for Sprint's obligation to accept shipments of at least $10 million of our products. The amount of shipments in 2000 totaled at least $10,000,000. In accordance with the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123. SFAS 123 requires that in each period in which the warrants are earned, a non-cash charge is to be recorded. Using the Black-Scholes valuation model, we determined that the estimated value of the warrant was $20.8 million. We applied $7.2 million of this amount as sales discounts during the four quarters of 2000 and the balance of $13.6 million was charged as an expense of the Sales and Marketing department over the first three quarters of 2000.

          Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123 and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount has been applied as a sales discount during the quarter ending September 30, 2001. There is no further committment from Sprint to purchase any of our products.

         Assuming that as of December 31, 2001, Sprint exercised all its warrants, it would own 7,613,068 shares of our common stock, representing approximately 29.0% of the 26,290,071 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of December 31, 2001, all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 19.4% of the 39,164,930 fully diluted shares of our common stock that would then be outstanding.

         We have outstanding a senior secured convertible debenture in the face amount of $5.5 million due April 30, 2002 and bearing interest at 12% per annum, payable quarterly. The conversion price is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price, then (with certain exceptions) the conversion price will automatically be decreased, allowing the holder of the debenture to receive additional shares of common stock upon conversion. Our obligations under this debenture are secured by a security interest granted to the debenture holder in substantialy all of our assets. We do not have sufficient cash to repay the debenture upon its maturity on April 30, 2002.

         Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

          o    a $7.5 million  principal  amount 6%  convertible  debenture  due
               2003, which was convertible into shares of our common stock;
          o    a common stock  purchase  warrant to purchase  833,333  shares of common stock;
          o    an adjustment warrant.

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

         The preferred stock is convertible into our common stock. The preferred shares convert into a number of shares of common stock equal to the accreted liquidation value divided by the conversion price. For the first 1,875 shares of preferred stock, the conversion price is $1.25 per share, provided these preferred shares are converted prior to February 20, 2002. Thus, each of the first 1,875 shares will convert into 800 shares of common stock, before giving effect to the 6% accretion to the liquidation value, or a total of 1.5 million shares. The conversion price of the remaining shares is equal to the then applicable floor price plus one-half of the amount by which the volume weighted average price of our common stock for the trading day preceding the conversion exceeds the floor price. The floor price is initially equal to $1.25 and, provided that if we satisfy specific conditions, which include the continued listing of our common stock on an agreed upon market, at the end of the first pricing period the floor price will adjust to an amount equal to the average of the daily volume weighted average price of our common stock for a period of 15 consecutive trading days immediately following the end of the first pricing period. The floor price cannot be less than $1.25 or greater than $5.00.

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

         The Emerging Issues Task Force (EITF) Topic No. D-98 addresses the classification and measurement of redeemable securities. In D-98, the EITF staff has issued an opinion that all of the events that could trigger redemption should be evaluated separately and that the possibility that any triggering event that is not solely within the control of the issuer could occur, without regard to probability, would require the security to be classified outside permanent equity. Accordingly, we have recorded the $7,560,000 of convertible preferred stock outside permanent equity on the balance sheet as of December 31, 2001

         The Common Stock Purchase Warrant is exercisable by Halifax to purchase 833,333 shares of our common stock. If the closing bid price of our common stock is at least $3.50 per share, we may require Halifax to exercise the warrant, provided that specified conditions are satisfied, including that all preferred shares have either been converted or redeemed. The exercise price of the warrant would then be the lower of $9.00 per share or 94% of the volume weighted average price of our common stock, during the 20 consecutive trading days before the exercise of the warrant.

         Sources and Uses of Cash

         Net cash used in operating activities was $4,463,000, $11,742,000, and $8,017,000, during 2001, 2000, and 1999, respectively. The net cash used in operating activities in 2001 was primarily due to our net loss of $10,517,000. The decrease in current assets of $8,138,000 was matched by the decrease in current liabilities of $8,174,000. Our loss for 2001 included a variety of non-cash items, including depreciation of $1,331,000 and amortization of the beneficial conversion of convertible debentures of $1,458,000. Net cash used in operating activities in 2000 was primarily the result of our net loss of $37,203,000 and an increase in net current assets related to operating activities of $9,517,000, offset by the beneficial conversion of convertible debentures of $20,800,000, non-cash compensation charges of $4,596,000 recognized on the grant of stock and stock options to employees and consultants at exercise prices which were lower than fair market on the date of grant, non-cash charges related to the issuance of stock for settlement of litigation of $2,000,000, non-cash charges related to the issuance of common stock to induce conversion of debentures of $1,170,000, and an increase in current liabilities of $5,698,000. The net cash used in operating activities in 1999 was primarily the result of our net loss of $22,192,000, partially offset by non-cash charges attributable to the amortization of a deemed discount on the debentures amounting to $7,394,000, depreciation and amortization charges of $1,323,000, non-cash compensation charges of $1,031,000, and a reduction in current operating assets of $3,158,000.

         Net cash used in  investing  activities  was  $699,000,  $788,000,  and
$21,000, in 2001, 2000, and 1999, respectively, and consisted of aggregate capital expenditures for property and equipment (primarily computers, leasehold improvements, furniture, fixtures and engineering test equipment). In the past, we have funded a substantial portion of our property and equipment expenditures from direct vendor leasing programs and third party commercial lease arrangements. At December 31, 2001, we did not have any material commitments for capital expenditures.

          Net cash provided by financing activities was $7,790,000, $1,014,000, and $17,981,000 in 2001, 2000, and 1999, respectively. Net cash provided by financing activities in 2001 was primarily due to the $7.5 million raised in connection with the Halifax transaction described above plus the net proceeds due from the exercise of stock option of $319,000. Net cash provided by financing activities in 2000 was primarily due from the net proceeds of $1,349,000 from the exercise of stock options. Net cash provided by financing activities in 1999 was primarily due from proceeds from the issuance of convertible debentures and related common stock warrants and from issuance of common stock for $18,446,000, offset by repayment of capital lease obligations amounting to $465,000. At December 31, 2001, our liquidity consisted of cash and cash equivalents of $4,506,000. Our current liabilities, including a $5.5 million debenture due April 30, 2002, exceeded our cash and cash equivalents by approximately $4.2 million at December 31, 2001, and working capital at that date was only $736,000. Absent our receipt of financing, which we cannot currently foresee, we will not have sufficient cash to repay the $5.5 million debenture upon its maturity. In addition, in light of the anticipated reduction in revenue in 2002, we expect that we will consume cash in our operations at a greater rate than in 2001, and we believe that we do not have sufficient cash to support our operations throughout 2002, even without giving effect to the payment of the debenture.

Seasonality and Inflation

         We do not believe that our business is seasonal or is impacted by inflation.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

         In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

          WE DO NOT HAVE SUFFICIENT CASH TO CONTINUE OUR OPERATIONS.

          Our current liabilities, including a $5.5 million debenture due April 30, 2002, exceeded our cash and cash equivalents by approximately $4.2 million at December 31, 2001, and working capital at that date was only $736,000. Absent our receipt of financing, which we cannot currently foresee, we will not have sufficient cash to repay the $5.5 million debenture upon its maturity. In addition, in light of the anticipated reduction in revenue in 2002, we expect that we will consume cash in our operations at a greater rate than in 2001, and we believe that we do not have sufficient cash to support our operations throughout 2002, even without giving effect to the payment of the debenture.

         We have had operating losses and negative cash flow since our inception. In light of the anticipated reduction in revenue in 2002, we expect to not have sufficient funds to operate our business through 2002. In addition, we do not have sufficient cash to repay the $5.5 million debenture upon its maturity in April 2002. These conditions raise substantial doubt about our ability to continue as a going concern. Our continued existence as an independent company is dependent upon receiving additional funding to operate our business and repay debts upon maturity. We have no arrangements with respect to the receipt of any additional funding and there is no assurance that any such arrangement will be attained on acceptable terms.

         We are actively evaluating our strategic alternatives, including a sale or merger of the Company. Should we be unable to consummate a sale or merger on favorable terms, we may be forced to seek protection under the federal bankruptcy laws. There is no assurance that we will be able to consummate a sale or merger or, even if we can do so, that the holders of our common stock or preferred stock will receive any net proceeds from such sale or merger.

         In order to conserve cash reserves, we have reduced our selling, general and administrative expenses, research and development expenses and other operating costs. In addition, we have implemented a focused control over capital expenditures, which should enable us to selectively deploy assets only in market areas with the greatest return potential. However, even after such reduction, we do not foresee that our revenues will be sufficient to meet our operating expenses and, therefore, we may be forced to seek protection under federal bankruptcy laws.

         OUR OUTSTANDING $5.5 MILLION DEBENTURE MATURES IN APRIL 2002, AND WE DO NOT HAVE SUFFICIENT CASH TO REPAY IT.

         We have outstanding a $5.5 million debenture that reaches maturity on April 30, 2002. This obligation is secured by substantially all of our assets, and we do not have sufficient cash to repay it when it becomes due. As a result, the debenture holder would be able to seek to claim our assets in fulfillment of this obligation and to take other steps to protect its position, including, potentially, making an involuntary bankruptcy filing against us.

          WE HAVE DEPENDED ON SPRINT FOR OUR BUSINESS IN RECENT YEARS, AND SPRINT HAS A GREAT DEAL OF INFLUENCE OVER OUR CORPORATE GOVERNANCE.

          Sprint, the largest MMDS license holder in the US, accounted for 88% of our net sales in the year ended December 31, 2001. In October 2001, Sprint announced that it has suspended any new deployments of broadband wireless equipment, as well as ceasing the acquisition of any new customers, until a second-generation system could be evaluated. We have only a small number of other customers. We expect virtually no revenue from Sprint in 2002.

          Sprint also has significant control over our corporate governance. For example, Sprint may designate two directors to serve on our board of directors. Further, we cannot issue any securities, with limited exceptions, or, in most cases, take important corporate action without Sprint's approval. Sprint has other rights and privileges, including a right of first refusal as to any proposed change in our control. This right of first refusal is assignable by Sprint to any third party. Further, if Sprint exercises warrants it currently holds, and assuming that no other warrant holders exercise, Sprint would beneficially own as of December 31, 2001, approximately 29% of our common stock. As a result, Sprint will have a great deal of influence on us in the future. We cannot be sure that Sprint will exercise this influence in our best interests, as Sprint's interests are in many respects different than ours.

          WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT CONTINUING LOSSES IN THE FUTURE.

          We have not been profitable and may never achieve or sustain profitability. We were organized in 1990 and have had operating losses every year. Our accumulated deficit was $133,481,000 as of December 31, 2001. The potential of our business to produce revenue and profit is unproven. The market for our products has only recently begun to develop and is rapidly changing. In 2001 and early 2002, the market for telecommunications equipment has significantly declined. The broadband voice and data communication services market has an increasing number of competing technologies and competitors, and several of our competitors are significantly larger than us.

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

          In addition, during 2001, the market for telecommunications equipment declined significantly, which has adversely affected the entire telecommunications industry, including service providers, systems integrators, and equipment providers, and has reduced the business outlook and visibility of the industry. As a result, our business is being substantially harmed.

          WE FACE SIGNIFICANT COMPETITION, INCLUDING COMPETITION FROM LARGE COMPANIES.

          Our market is highly competitive. In the future, we anticipate that a small number of large competitors will compete for both domestic and international business. A number of smaller competitors claim that their new technologies will overcome line-of-sight limitations associated with current fixed broadband wireless systems. We cannot assure you that other competitors will not commercially launch systems or that other commercially launched systems will not provide benefits superior to ours.

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

          Potential customers for our equipment usually want to perform significant technical evaluation before making a purchase. There are often delays resulting from our customers' internal procedures to approve the large capital expenditures that are typically involved in purchasing our products. This makes it difficult for us to predict revenue. Since we incur sales costs before we make a sale or recognize related revenues, the length and uncertainty of our sales cycle increases the volatility of our operating results because we have high costs without offsetting revenues.

          We have focused on expanding our international sales. There is a long cycle associated with vendor selection, evaluation, and, in many instances, trial system analyses in the international market. In addition, a number of small international operators have struggled with economic downturns that have affected their ability to secure capital. All of these factors indicate that we will have increased selling expenses and a lengthened sales cycle in the future.

          INTERNATIONAL SALES COULD INVOLVE GREATER RISKS.

         Although in the past we have sold most of our products in the United States and Canada, many of our new opportunities are being pursued internationally. However, international opportunities have not developed as rapidly as we anticipated and we believe that international sales will be depressed for substantially all of 2002. International sales will be subject to a number of risks, including longer payment cycles, export and import restrictions, foreign regulatory requirements, greater difficulty in accounts receivable collection, potentially adverse tax consequences, greater exposure to political and economic instability and reduced intellectual property protection. To increase our international coverage we work closely with systems integrators. However, some of our systems integrators do not represent our products exclusively. Further, the frequency spectrum and amount of spectrum available internationally varies from country to country. We currently depend on some of our systems integrators and other third party vendors to develop radio equipment that complies with local licenses, which may slow deployment in some international markets.

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

           On August 30, 2001, the Nasdaq Listing Qualifications Panel transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. In order to maintain the Nasdaq Small Cap Market listing, we must have either: (1) stockholder equity of $2.5 million, (2) a market capitalization of $35 million , or (3) net income for the last fiscal year of $500,000. The Emerging Issues Task Force (EITF) has issued Topic No. D-98, which addresses the classification and measurement of redeemable securities. In compliance with the guidance in Topic No. D-98, we have recorded the Series K convertible preferred stock as "outside of permanent equity". While this resulted in our stockholder equity as reported on our unaudited balance sheet as of September 30, 2001, to be below the minimum standard set by Nasdaq, we were subsequently advised by Nasdaq that we were in compliance with this requirement. On February 14, 2002, we received a determination letter from the staff of Nasdaq indicating that we had failed to comply with the minimum bid price required for continued listing on the Nasdaq Small Cap Market. If we cannot demonstrate that we can comply with this requirement for at least 10 consecutive trading days prior to August 13, 2002, the staff of Nasdaq will determine that either we have another 180 day grace period to achieve compliance, or that we will be delisted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Independent Auditor's Report ...........................................      19
Financial Statements:
Balance Sheets as of December 31,2001 and 2000 .........................      20
Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999 ....................................      21
Statement of Stockholders' Equity (Deficit) for the
  Years Ended December 31, 2001, 2000, and 1999 ........................      22
Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999 ....................................      23
Notes to Financial Statements ..........................................      24
Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited). Two years
  ended December 31, 2001 ..............................................      40

The Stockholders and Board of Directors
Hybrid Networks, Inc.
San Jose, California

           We have audited the accompanying balance sheets of Hybrid Networks, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An adudit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Networks, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule listed in
Item 14(a)(2) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

           The accompanying financial statements have been prepared assuming that Hybrid Networks, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, since its inception, has a stockholder's deficit, and has a substantial need for working capital, including a need to repay a senior secured debenture of $5.5 due April 2002. Should the Company not be able to generate sufficient revenues or obtain additional financing, the Company in all likelihood will be forced to seek protection under the United States Bankruptcy Act. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
January 25, 2002

HYBRID NETWORKS, INC.
BALANCE SHEETS
(in thousands, except per share data)

                                                                                                                December 31,
                                                                                                         --------------------------
                                                                                                           2001             2000
                                                                                                         ---------        ---------
                                         ASSETS
Current assets:
     Cash and cash equivalents                                                                           $   4,506        $   1,878
     Accounts receivable, net of allowance for doubtful accounts of $881 in 2001 and $200 in 2000 (Includes related party receivables
                    of $5 and $6,164 at December 31, 2001 and 2000, respectively)                              531            7,699
     Inventories (Includes inventory subject to acceptance by related party of $0 and $2,472
             at December 31, 2001 and 2000, respectively)                                                    3,843            7,303
     Prepaid expenses and other current assets                                                                 520              519
                                                                                                         ---------        ---------

             Total current assets                                                                            9,400           17,399
Property and equipment, net                                                                                  1,700            2,000
Intangibles and other assets                                                                                   119              265
                                                                                                         ---------        ---------

             Total assets                                                                                $  11,219        $  19,664
                                                                                                         =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                                          1,686            4,529
   Convertible debenture                                                                                     5,500               --
   Current portion of capital lease obligations                                                                 --               29
   Accrued liabilities and other (Includes deferred revenue from a related party of
                    $0 and $3,710 at December 31, 2001 and 2000, respectively)                               1,478            6,517
                                                                                                         ---------        ---------
             Total current liabilities                                                                       8,664           11,075
Convertible debentures (Includes related party convertible debenture
                    of $1 and $1 at December 31, 2001 and 2000, respectively)                                    1            5,501
Other long-term liabilities                                                                                    138              131
                                                                                                         ---------        ---------

             Total liabilities                                                                               8,803           16,707
                                                                                                         ---------        ---------
Commitments and contingencies ( Notes 6,8, and 9)
Series K convertible  preferred stock, $.001 par value: 8 shares authorized,  issued and outstanding at December 31, 2001,
       no shares at December 31, 2000 (liquidation value $7,729 at December 31, 2001)                        7,560               --
Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized: 4,992 shares; issued and outstanding: no shares in 2001 or 2000                                --               --
   Common stock, $.001 par value:
     Authorized: 100,000 shares; issued and outstanding 22,743 shares in 2001
       and 21,935 shares in 2000                                                                                23               22
   Additional paid-in capital                                                                              128,314          125,899
   Accumulated deficit                                                                                    (133,481)        (122,964)
                                                                                                         ---------        ---------

             Total stockholders' equity (deficit)                                                           (5,144)           2,957
                                                                                                         ---------        ---------

             Total liabilities and stockholders' equity (deficit)                                        $  11,219        $  19,664
                                                                                                         =========        =========

The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                                        Years Ended December 31,
                                                                                                     ------------------------------
                                                                                                       2001        2000      1999
                                                                                                     --------   --------   --------
Net sales
          Products (Includes related party sales of $24,144, $8,910, and $99 for the
                 years ended December 31, 2001, 2000, and 1999, respectively)                        $ 26,419   $ 21,711   $ 12,499
          Services and software (Includes related party sales of $819, $263, and $28 for the
                  years ended December 31, 2001, 2000, and 1999, respectively)                          1,507      1,084        517
                                                                                                     --------   --------   --------
Total net sales                                                                                        27,926     22,795     13,016
Cost of sales
          Products (Includes related party cost of sales of $16,880, $7,410, and $58 for the
                   years ended December 31, 2001, 2000, and 1999, respectively)                        19,383     21,555     11,246
           Services, software, and other cost of sales(Includes related party cost of sales of $0,
                 $3,466, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively)    1,323      1,584      2,095
                                                                                                     --------   --------   --------
Total cost of sales                                                                                    20,706     23,139     13,341
                                                                                                     --------   --------   --------

Gross profit (loss)                                                                                     7,220       (344)      (325)
                                                                                                     --------   --------   --------

Operating expenses:
  Research and development (Includes related party expenses of $120, $0, and $0 for the
          years ended December 31, 2001, 2000, and 1999, respectively)                                  6,986      6,715      4,191
  Sales and marketing (Includes expense of $0, $13,671, and $0 to record the fair value of warrants issued to a related party during the years ended December 31, 2001,
          2000, and 1999, respectively)                                                                 2,800     16,491      1,740
  General and administrative                                                                            5,422     11,625      7,660
                                                                                                     --------   --------   --------

     Total operating expenses                                                                          15,208     34,831     13,591
                                                                                                     --------   --------   --------

       Loss from operations                                                                            (7,988)   (35,175)   (13,916)
Interest income and other expense (Includes expense for inducement to convert related party convertible debenture of $0, $711, and $0 for the years ended
          December 31, 2001, 2000, and 1999, respectively)                                                120       (717)       171
Interest expense (Includes related party interest expense of $0, $316, and $4,632
          for the years ended December 31, 2001, 2000, and 1999, respectively)                         (2,649)    (1,311)    (8,447)
                                                                                                     --------   --------   --------
       Net loss                                                                                      $(10,517)  $(37,203)  $(22,192)
                                                                                                     ========   ========   ========
 Preferred stock dividends                                                                               (169)        --         --
                                                                                                     --------   --------   --------
 Net loss available to common shareholders                                                            (10,686)   (37,203)   (22,192)
                                                                                                     --------   --------   --------
Basic and diluted loss per share                                                                     $  (0.48)  $  (2.03)  $  (2.08)
                                                                                                     ========   ========   ========

Shares used in basic and diluted per share calculation                                                 22,354     18,309     10,678
                                                                                                     ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                              HYBRID NETWORKS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                  For the Years Ended December 31, 2001, 2000, and 1999.
                                                                  ------------------------------------------------------

                                                         Common Stock      Additional   Compre-      Accumu-                Compre-
                                                      ------------------     Paid-in    hensive       lated                 hensive
                                                      Shares      Amount     Capital    Income(loss) Deficit      Total      Loss
                                                      ------      ------     -------    ------------ -------      -----      ----
Balances,  January 1, 1999                            10,473   $      10   $  66,261  $      --   $ (63,569)  $   2,702

  Exercise of common stock options                       251          --         345         --          --         345
  Stock issued for services                                7          --          56         --          --          56
  Sales discount recognized on issuance of
     warrants to customers                                --          --         407         --          --         407
  Compensation recognized on issuance of
     stock options                                        --          --         975         --          --         975
  Class action settlement stock issued                   750           1         385         --          --         386
  Discount related to beneficial conversion
     of notes                                             --          --       7,394         --          --       7,394
  Unrealized gain on investments                          --          --          --        107          --         107   $     107
  Net loss                                                --          --          --         --     (22,192)    (22,192)    (22,192)
                                                                                                                          ---------

  Comprehensive loss                                      --          --          --         --          --          --   $ (22,085)
                                                   ---------   ---------   ---------  ---------   ---------   ---------   =========

Balances,  December 31, 1999                          11,481          11      75,823        107     (85,761)     (9,820)

  Exercise of common stock options                     1,181           1       1,348         --          --       1,349
  Exercise of warrants                                    71           1          --         --          --           1
  Convertible debt conversion                          6,691           7      19,930         --          --      19,937
  Stock Bonus                                              3          --          27         --          --          27
  Sales discount recognized on issuance of
     warrants to customer                                 --          --      20,800         --          --      20,800
  Compensation recognized on issuance of
     stock options                                        --          --       4,596         --          --       4,596
  Class action and other lawsuit
       settlement stock issued                         2,508           2       3,301         --          --       3,303
  Discount related to beneficial conversion
     of notes                                             --          --          74         --          --          74
  Unrealized gain on investments                          --          --          --       (107)         --        (107)  $    (107)
  Net loss                                                --          --          --         --     (37,203)    (37,203)    (37,203)
                                                                                                                          ---------

  Comprehensive loss                                      --          --          --         --          --          --   $ (37,310)
                                                   ---------   ---------   ---------  ---------   ---------   ---------   =========

Balances,  December 31, 2000                          21,935          22     125,899         --    (122,964)      2,957
   Exercise of common stock options                      401           1         273         --          --         274
    Exercise of warrants                                  90          --          45         --          --          45
    Stock bonus                                          317          --         255         --          --         255
    Sale discount recognized on  issuance of
                 warrants to customer                     --          --         740         --          --         740
      Compensation recognized on issuance
                       of stock options                   --          --         400         --          --         400
      Discount related to beneficial conversion
                   of notes                               --          --       5,999         --          --       5,999
      Issuance of Series K preferred stock
                   upon exchange of debenture             --          --      (5,297)                            (5,297)
     Net loss                                             --          --          --         --     (10,517)    (10,517)  $ (10,517)
                                                                                                                          ---------
     Comprehensive loss                                   --          --          --         --          --          --   $ (10,517)
                                                   ---------   ---------   ---------  ---------   ---------   ---------   =========
  Balances, December 31, 2001                         22,743   $      23   $ 128,314  $      --   $(133,481)  $  (5,144)
                                                   =========   =========   =========  =========   =========   =========


The accompanying notes are an integral part of these financial statements.

                              HYBRID NETWORKS, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                             Years Ended December 31,
                                                                                    ------------------------------------------
                                                                                       2001            2000            1999
                                                                                     --------        --------        --------

Cash flows from operating activities:
  Net loss                                                                           $(10,517)       $(37,203)       $(22,192)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                                      1,331           1,139           1,323
     Amortization of discount related to beneficial conversion
         feature (Includes related party amounts of $4,494 for
         the year ended December 31, 1999)                                                 --              --           7,394
     Issuance of stock for settlement of litigation                                        --           2,000              --
     Warranty allowance                                                                   368             432             108
     Provision for doubtful accounts                                                      681              --              --
     Provision for excess and obsolete inventory                                          866             235             529
     Compensation recognized upon issuance of stock and stock options                     412           4,596           1,031
     Common stock issued to induce conversion of debenture
         (Includes stock issued to a related
          party of $711 for the year ended December 31, 2000)                              --           1,170              --
     Amortization of beneficial conversion of convertible debentures
         (Includes related party amount of $90 for the year ended
          December 31, 2000)                                                            1,458             149              --
     Sales discounts recognized on issuance of warrants to customers
         (Includes discounts for a related party of $740 and $20,800 for the years ended December 31, 2001 and
         December 31, 2000, respectively)                                                 740          20,800             407
     Stock issued for services                                                            174              27              --
     Interest added to principal of convertible debentures (Includes interest for a related party of $226 and $138 for the year
         ended December 31, 2000 and 1999, respectively)                                   60             368             226
     Gain on available for sale of securities                                              --            (107)            107
     Change in assets and liabilities:
       Restricted cash                                                                     --              --             515
       Accounts receivable                                                              6,487          (6,561)            295
       Inventories                                                                      2,594          (3,783)            940
       Prepaid expenses and other current assets                                         (943)           (270)            630
       Accounts payable                                                                (2,844)          2,494             (28)
       Other long term liabilities                                                          8               8              68
       Accrued liabilities and other                                                   (5,338)          2,764             630
                                                                                     --------        --------        --------
       Net cash used in operating activities                                           (4,463)        (11,742)         (8,017)
                                                                                     --------        --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                                                     (699)           (788)            (21)
                                                                                     --------        --------        --------
       Net cash used in investing activities                                             (699)           (788)            (21)
                                                                                     --------        --------        --------

Cash flows from financing activities:
  Repayment of capital lease obligations                                                  (29)           (335)           (465)
  Proceeds from issuance of convertible debenture                                       7,500              --              --
  Net proceeds from issuance of common stock and warrants                                 319           1,349             345
  Proceeds from issuance of convertible debentures and related common stock warrants (Includes related party amount of $11,139 for
         the year ended December 31, 1999)                                                 --              --          18,101
                                                                                     --------        --------        --------
       Net cash provided by financing activities                                        7,790           1,014          17,981
                                                                                     --------        --------        --------
Increase (Decrease) in cash and cash equivalents                                        2,628         (11,516)          9,943
Cash and cash equivalents, beginning of period                                          1,878          13,394           3,451
                                                                                     --------        --------        --------
Cash and cash equivalents, end of period                                             $  4,506        $  1,878        $ 13,394
                                                                                     ========        ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Common stock issued to settle class action liability                               $     --        $  1,303        $    386
     Common stock issued to settle bonus accrual                                           68              --              --
     Preferred stock issued upon converseion of convertible debentures                  2,263              --              --
  Common stock issued in conversion of convertible debt                                    --          18,694              --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                           841             855             710
  Income taxes paid                                                                        --              --              --


The accompanying notes are an integral part of these financial statements.

HYBRID NETWORKS, INC
NOTES TO FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

         The Company, which was incorporated in Delaware on June 6, 1990, is a fixed broadband access equipment company that designs, develops, manufactures and markets wireless systems that provide high-speed access to the Internet and corporate intranets for both businesses and consumers. The Company's products remove the bottleneck over the local connection to the end user that causes slow response time for those accessing bandwidth intensive information.

2. BASIS OF PRESENTATION

         The Company was organized in 1990 and has had operating losses since then. The Company's accumulated deficit was $133,481,000 as of December 31, 2001, and $122,964,000 as of December 31, 2000. Although the Company has raised large sums of capital in the past, including over $35 million in net proceeds from its initial public offering in November 1997, over $18 million from the issuance and sale of convertible debentures in September 1999, and $7.5 million from a fund of the Palladin Group in February 2001, its ability to continue as a going concern is dependent on obtaining additional financing to fund its current operations and to meet a short term obligation that comes due April 30, 2002. There is no assurance that the Company will be successful in these efforts.

         At December 31, 2001, the Company's liquidity consisted of cash and cash equivalents of $4,506,000 and working capital of $736,000. The Company's indebtedness partially consists of $5.5 million in convertible debentures that are due April 30, 2002.

         We have had operating losses and negative cash flow since our inception. In light of the anticipated reduction in revenue in 2002, we expect to not have sufficient funds to operate our business through 2002. In addition, we do not have sufficient cash to repay the $5.5 million debenture upon its maturity in April 2002. These conditions raise substantial doubt about our ability to continue as a going concern. Our continued existence as an independent company is dependent upon receiving additional funding to operate our business and repay debts upon maturity. We have no arrangements in place with respect to the receipt of any additional funding.

         We are actively evaluating our strategic alternatives, including a sale or merger of the Company. Should we be unable to consummate a sale or merger on favorable terms, we may be forced to seek protection under the federal bankruptcy laws. The accompanying financial statements do not purport to reflect or provide for the consequences of a possible bankruptcy proceeding. In particular, such financial statements do not porport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts; the effect of any changes that may be made in the capitalization of the Comapny; and (d) as to operations, the effect of any changes that may be made in its business.

         In order to conserve cash reserves, we have reduced our selling, general and administrative expenses, research and development expenses and other operating costs. In addition, we have implemented a focused control over capital expenditures, which should enable us to selectively deploy assets only in market areas with the greatest return potential.

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

Fair Value of Financial Instruments

         The estimated fair values for financial instruments under SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair values of convertible debentures are based upon borrowing rates that are available to the Company for obligations with similar terms, collateral, and maturity. At December 31, 2001, the estimated fair value of these liabilities approximates their carrying values.

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

         The Company operates in the intensely competitive and rapidly changing communications industry, which has been characterized, by rapid technological change, evolving industry standards, and federal, state and local regulation, which may impede the Company's penetration of certain markets.

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

         The Company derived 88% of its revenue in 2001 from one customer and this concentration represents a risk to the Company. Sales to this customer in 2002 are expected to be negligible. Should the Company be unable to replace this business with sales to alternative customers, there would be a negative impact on the Company.

         In accordance with SFAS No. 105, disclosure is required of significant concentrations of credit risk from one or more counter parties for all financial instruments. The Company had accounts receivable from one customer at December 31, 2001 that represented 31% of total accounts receivable. The inability to collect receivables from this customer would have a significant negative impact on the Company.

Cash and Cash Equivalents and Short-Term Investments

         Cash equivalents consist of highly liquid investment instruments with maturity at the time of purchase of three months or less. Instruments with maturity at the time of purchase of greater than three months but less than one year from the date of purchase are included in short-term investments.

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

Intangibles and Other Assets

         At December 31, 2001 and 2000, intangibles and other assets included deferred financing costs relating to fees incurred in connection with the issuance of a senior convertible debenture in April 1997. The deferred financing costs are amortized over the five-year life of the debenture (see Note 6). Total accumulated amortization of deferred financing costs as of December 31, 2001 and 2000 was $427,000 and $320,000, respectively. At December 31, 1997, intangibles also included the value assigned to the purchase of certain technologies relating to a technology support and development agreement signed in November 1997. In connection with entering into the technology support and development agreement, the Company issued a five-year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share. The amount attributed to the value of the warrants was $2,200,000. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value. The unamortized value of the technologies of approximately $1,283,000 was charged to expense in the second quarter of 1998 as it was determined to be of no further value to the Company.

Revenue Recognition

         We normally ship our products based upon a bona fide purchase order and volume purchase agreement. We recognize revenue at the time a transaction is shipped and collection of the resulting account receivable is probable. Shipments on customer orders with acceptance criteria, installation criteria or rights of return are recognized as revenue only when the criteria are satisfied. Revenue related to shipments to distributors is normally recognized upon receipt of payment for such transactions. As of December 31, 2001 the total amount of shipments not recognized as revenue due to acceptance or testing criteria or because they were sold to a distributor was $154,000.

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

         Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this new commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123, and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount has been applied as a sales discount during the year ending December 31, 2001.

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

New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

      In June  2001,  the FASB  also  approved  for  issuance  SFAS  143  "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

            In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

4.  INVENTORIES

         Inventories are comprised of the following (in thousands):


                                               2001       2000
                                            ---------  --------

         Raw materials                       $ 2,860    $ 2,633
         Work in progress                        483      1,144
         Finished goods                          500      3,526
                                            ---------  --------
                                             $ 3,843    $ 7,303
                                            =========  ========


         At December 31, 2001 and 2000, finished goods inventory included $141,000 and $2,730,000, respectively, of equipment that had been shipped to customers but for such shipments the related revenue was deferred pending final customer acceptance.

         The allowance for excess and obsolete inventory at December 31, 2001 and 2000 was $1,889,000 and $1,980,000, respectively. The provision for excess and obsolete inventory included in cost of sales for the years ended December 31, 2001 and 2000 was $ 866,000 and $235,000, respectively.

5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):


                                                               December 31,
                                                          --------------------
                                                            2001         2000
                                                          --------    --------

       Machinery and equipment                            $ 4,218     $ 3,828
       Office furniture and fixtures                        1,036         747
       Leasehold improvements                               1,934       1,922
                                                          --------    --------

                                                            7,188       6,497
       Less accumulated depreciation and amortization      (5,488)     (4,497)
                                                          --------    --------
                                                          $ 1,700     $ 2,000
                                                          ========    ========


         Depreciation and amortization expense related to property and equipment for the years ended December 31, 2001, 2000, and 1999 was $999,000, $1,139,000,
and $1,215,000, respectively.

6.       CONVERTIBLE DEBENTURES AND PREFERRED STOCK

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

         Under a securities purchase agreement between us and the Halifax Fund, a fund managed by the Palladin Group, we issued and sold to the Halifax Fund on February 16, 2001 securities, including:

         o a $7.5 million principal amount 6% convertible debenture due 2003, which was convertible into shares of our common stock;

         o a common stock purchase warrant to purchase 833,333 shares of common stock; and

         o   an adjustment warrant.

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

         The preferred stock is convertible into our common stock. The preferred shares convert into a number of shares of common stock equal to the accreted liquidation value divided by the conversion price. For the first 1,875 shares of preferred stock, the conversion price is $1.25 per share, provided these preferred shares are converted prior to February 20, 2002. Thus, each of the first 1,875 shares will convert into 800 shares of common stock, before giving effect to the 6% accretion to the liquidation value, or a total of 1.5 million shares. The conversion price of the remaining shares is equal to the then applicable floor price plus one-half of the amount by which the volume weighted average price of our common stock for the trading day preceding the conversion exceeds the floor price. The floor price is initially equal to $1.25, and provided that if we satisfy specific conditions, which include the continued listing of our common stock on an agreed upon market, at the end of the first pricing period the floor price will adjust to an amount equal to the average of the daily volume weighted average price of our common stock for a period of 15 consecutive trading days immediately following the end of the first pricing period. The floor price cannot be less than $1.25 or greater than $5.00.

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

         The Emerging Issues Task Force (EITF) Topic No. D-98 addresses the classification and measurement of redeemable securities. In D-98, the EITF staff has issued an opinion that all of the events that could trigger redemption should be evaluated separately and that the possibility that any triggering event that is not solely within the control of the issuer could occur, without regard to probability, would require the security to be classified outside permanent equity. Accordingly, we have recorded the $7,560,000 of convertible preferred stock outside permanent equity on the balance sheet as of December 31, 2001.

Issuances of Securities to Sprint Corporation and to Other Investors

         In September 1999, the Company issued to Sprint Corporation ("Sprint") a convertible debenture in the face amount of $11 million due in 2009 and bearing interest at 4% per annum, compounded monthly (the "Sprint Debenture"). The Sprint Debenture was convertible at any time after December 31, 1999, at Sprint's option, into 3,907,775 shares of the Company's common stock at a conversion price of $2.85 per share (subject to adjustment and including accrued interest). At any time on or after December 31, 2000, the Company could require the conversion of the Sprint Debenture. Concurrently with the issuance of the foregoing securities to Sprint, the Company issued to certain other investors for $7.1 million convertible debentures in the face amount of $7.1 million due in 2009 and bearing interest at 4% per annum, compounded monthly (accrued interest is automatically added to principal quarterly). These debentures had substantially the same terms as the Sprint Debenture. Like the Sprint Debenture, these debentures were exercisable by the holders at any time after December 31, 1999, at their option, into 2,522,291 shares of the Company's common stock (subject to adjustment and including accrued interest). At any time on or after December 31, 2000, the Company could require the conversion of the debentures. The conversion price was $2.85. The investors that purchased the debentures were
(i) partnerships associated with a firm of which a director of the Company is an executive partner; (ii) a partnership managed by a firm of which a former director (who was a director at the time of the investment) is a general partner; and (iii) an individual who is a director of the Company. During the quarter ended June 30, 2000, at the request of the Company, the holders agreed to convert the entire principal amounting to a face value of $18.1 million plus accrued interest through June 30, 2000, of $594,000, into 6,559,310 shares of common stock. Upon the conversion, we paid a premium as an inducement to the holders' equivalent to the interest that would have been added to the principal of the debentures for the third and fourth quarters of 2000, amounting to $375,750. The premium was paid in the form of additional shares of common stock calculated at the conversion price of $2.85 per share and was equivalent to 131,842 shares of common stock. The fair value of the stock was $8.87 per share at the time the premium was paid creating a beneficial conversion element valued at $1,170,000, which was recorded to interest expense at June 30, 2000.

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

         In August 2001, the Company issued to Sprint Corporation warrants to purchase 600,000 shares of common stock at an exercise price of $1.20 per share in connection with a volume purchase agreement. The fair value of the warrants of $740,000 was recorded as a discount on sales.

          Assuming as of December 31, 2001, that Sprint would exercise all of its purchase warrants, it would own 7,613,068 shares of our common stock, representing approximately 29.0% of the 26,290,071 shares of our common stock that would then be outstanding (assuming no other security holders exercised their options, warrants or conversion privileges). On a fully diluted basis, assuming that as of December 31, 2001, all other security holders exercised their options, warrants and conversion privileges as well as Sprint, Sprint would own approximately 19.4% of the 39,164,930 fully diluted shares of our common stock that would then be outstanding. In addition, under the terms of our agreements with Sprint, Sprint has substantial rights with respect to our corporate governance. Two of our directors are Sprint designees, and we cannot issue any securities (with limited exceptions) or, in most cases, take any material corporate action without Sprint's approval. Sprint has other rights and privileges as well, including pre-emptive rights and a right of first refusal in the case of any proposed change of control transaction, which right of first refusal is assignable by Sprint to any third party.

         The Company also issued to Sprint in September 1999 a $1,000 debenture due in 2009, which is convertible by Sprint at any time into a newly created Series J preferred stock of the Company. Under the purchase agreement for the debentures and under the terms of the Series J preferred stock, Sprint has the right to elect two directors to the Company's board of directors and Sprint's approval will be required for many types of decisions involving corporate governance (including veto rights over most material actions the Company might take, see Note 10 below). In addition, Sprint has certain rights of first refusal and preemptive rights in respect of certain issuance's of securities by the Company and other rights, including a right of first refusal with respect to any change of control agreement (as defined), which right of first refusal it can assign to third parties.

7.  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):


                                                               2001       2000
                                                             --------   --------

  Accrued payroll and related accruals                       $   405    $   813
  Accrued class action settlement and related legal expenses     100        775
  Deferred revenue and customer deposits                         178      3,916
  Other liabilities                                              795      1,013
                                                             --------   --------
                                                             $ 1,478    $ 6,517
                                                             ========   ========

Loss Contingencies

          As required by SFAS No. 5 "Accounting for Contingencies", the Company records liabilities for loss contingencies, including those arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2001, the Company has accrued $87,000 for loss contingencies arising from litigation, which, in the opinion of management, are probable and reasonably estimable. This accrual includes an estimate of future legal costs based on opinions of legal counsel and our experience in related cases. The amounts accrued for pending litigation in prior periods was $775,000 and $2,946,000 at December 31, 2000 and 1999, respectively. The amounts charged to operations in connection with actual litigation expenses were $22,900, $2,688,000, and $3,312,000, for the years ended December 31, 2001,
2000, and 1999, respectively. In addition, and based on opinions of legal counsel, management reduced the amounts accrued for estimated future legal expenses by $652,000 and $381,300 during 2001 and 2000, respectively.

8.  COMMITMENTS

Lease Obligations

         The Company's only long-term operating lease is for approximately 55,000 square feet of office, research and development, and manufacturing space in San Jose, CA. This sublease expires in April 2004. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):


                          Operating
                           Lease
                          -------

         2002             $   952
         2003                 975
         2004                 406
         Thereafter            --
                          -------
                          $ 2,333
                          =======

Rent expense for 2001, 2000, and 1999 was approximately $962,000, $926,000, and $1,064,000, respectively.

Employment Agreements

         The Company has entered into employment agreements with two officers, and a change of control bonus agreement with one officer. The agreements provide for aggregate annual salaries of $475,000 until the employee voluntarily terminates or renegotiates the agreement. The agreements may be canceled at any time for cause. If the Company terminates the agreements for reasons other than cause, aggregate severance due under the agreements would be $355,000. The change of control bonus agreement provides for a payment of $500,000 to one officer in the event of a change of control.

9.  STOCKHOLDERS' EQUITY

Preferred Stock

         The Board of Directors has authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. In August 2001, the Board authorized a Series K preferred stock in the amount of 7,560 shares designated Series K Cumulative Convertible Preferred Stock. The Series K preferred stock is subject to the following terms and provisions:

         o Dividends accrue at the rate of 6% per annum of the liquidation value of each share, payable on June 30 and December 31 of each year and are in preference of any dividends payable on common shares. The liquidation value of each share is $1,000 plus any accreted dividends.

         o Dividends will automatically be added to the liquidation value of each share unless paid in cash.

         o   Shares are convertible into common stock

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

         In connection with the issuance of convertible promissory notes in June 1996, which were later converted into Series G preferred stock, the Company issued warrants to purchase 167,037 shares of common stock at $4.73 per share. In connection with the issuance of Series D preferred stock in May 1995, the Company issued warrants, at $.001 per warrant, to purchase 592,593 shares of common stock at $4.73 per share. In December 1997, a warrant to purchase 132,225 shares was exercised for a net exercise of 99,850 shares of common stock. During 2000, a warrant to purchase 53,213 shares was exercised for a net exercise of 39,682 shares of common stock. The remaining warrants expired in June 2001.

         During 1996, the Company issued warrants, at $.001 per warrant, to purchase 76,245 shares of common stock at $4.73 per share. In connection with technology transferred and the 1995 equipment lease line, the Company issued warrants to purchase 169,259 and 8,466 shares of common stock, respectively, at $4.73 per share. During 1996, a warrant to purchase 169,259 shares was exercised for a net exercise of 91,921 shares of common stock. During 2000, a warrant to purchase 6,005 shares was exercised for a net exercise of 4,905 shares of common stock. Of the remaining warrants, 70,240 expired in June 2001 and 8,466 expire in August 2005.

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

          In November 1997, the Company issued a five-year warrant to purchase 458,295 shares of common stock at an exercise price of $10.91 per share, in connection with a technology support and development arrangement. The warrants expire in November 2002.

         In June 1999, the Company issued a five-year warrant to purchase 210,000 shares of common stock at an exercise price of $0.50 per share to two customers in accordance with their volume purchase agreements. The fair value of the warrants of $407,000 was recorded as a discount on sales. During 2001, a warrant to purchase 90,000 shares was exercised for a net exercise of 90,000 shares of common stock. The remaining 120,000 warrants expire in June 2005.

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

         In August 2001, the Company issued to Sprint Corporation warrants to purchase 600,000 shares of common stock at an exercise price of $1.20 per share in connection with a volume purchase agreement. The fair value of the warrants of $740,000 was recorded as a discount on sales.

         In February 2001, the Company issued to Halifax Fund, L.P., in connection with a financing described in Note 6 above, warrants to purchase 833,333 shares of common stock.

A summary of outstanding warrants as of December 31, 2001 follows:


                    Number           Exercise         Expiration
                 Outstanding           Price             Date
                 -----------           -----             ----

                   458,295            10.91         November 2002
                    82,515            10.91        September 2002
                     2,659            10.91          October 2002
                 2,946,622             2.85        September 2004
                   120,000             0.50             June 2005
                     8,466             4.73           August 2005
                   833,333             9.00         February 2006
                     5,802            10.34           August 2006
                   600,000             1.20           August 2006
                 ---------
                 5,057,692
                 =========


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

         In September 1997, the Company adopted the 1997 Equity Incentive Plan and reserved a total of 1,750,000 shares for issuance to employees, officers, directors, consultants, independent contractors, and advisors. The number of shares outstanding will increase automatically by 5% of the outstanding shares each year unless waived by the Board of Directors. In 1999, the Company increased the number of shares reserved for issuance under the 1997 Equity Incentive Plan by 523,501 shares. The 1997 Equity Incentive Plan expires in September 2007. Also in September 1997, the Company adopted the 1997 Directors' Stock Option Plan under which 100,000 shares of common stock have been reserved for issuance. The Directors' Plan provides for the grant of non-statutory stock options to non-employee directors of the Company and expires in September 2007.

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

Activity under the plans is set forth below (in thousands, except per share data):

                                                                                                                     Weighted
                                                                                              Value of               Average
                                                        Shares               Options           Options               Exercise
                                                       Available           Outstanding       Outstanding              Price
                                                       ---------           -----------       -----------             ---------
Balances, January 1, 1999                                1,089                 2,735           $  8,454           $    3.09
          Additional shares reserved                     5,524                  --                 --
          Options granted                               (4,075)                4,075              9,015                2.21
          Options canceled                               1,664                (1,664)            (4,388)               2.64
          Options exercised                               --                    (251)              (357)               1.42
                                                         -----                 -----           --------           ---------
Balances, December 31, 1999                              4,202                 4,895             12,724                2.60
                                                         -----                 -----           --------           ---------
          Additional shares reserved                      --                    --                 --
          Options granted                               (2,442)                2,442             30,319               12.42
          Options canceled                               1,086                (1,085)            (6,365)               5.86
          Options exercised                               --                  (1,181)           (11,842)              10.04
                                                         -----                 -----           --------           ---------
Balances, December 31, 2000                              2,846                 5,071             24,836                4.90
                                                         -----                 -----           --------           ---------
          Additional shares reserved                      --                    --                 --
          Options granted                               (1,786)                1,786              8,229                4.50
          Options cancelled                              2,132                (2,132)           (25,476)              10.78
          Options exercised                               --                    (400)              (274)               2.90
          Stock awards                                    (326)                 --                 --               --
                                                         -----                 -----           --------           ---------
  Balances, December 31, 2001                            2,866                 4,325           $  7,315           $    4.73
                                                         =====                 =====           ========           =========

         For the years ended  December 31, 2001,  2000,  and 1999,  the weighted
average  fair  value  of  options   granted  was  $4.50,   $12.25,   and  $2.04,
respectively.

         As of December 31, 2001, the stock options outstanding were as follows (in thousands, except per share data):


                                             Weighted
                                             Average             Weighted                      Weighted
       Range of                             Remaining            Average                        Average
       Exercise            Number          Contractual          Exercise           Number       Exercise
        Prices          Outstanding        Life (Years)           Price         Exercisable      Price
   ---------------     ---------------  ---------------   ------------------  ------------    ------------
    $0.50 to $0.54        922                 4.90               $ 0.51             758          $ 0.42
    $1.08 to $2.19        466                 2.67                 1.91             257            2.10
    $3.63 to $5.13        792                 2.63                 3.65             481            3.65
    $5.31 to $8.78      1,661                 4.01                 5.61             538            5.95
    $9.00 to $11.25       181                 3.33                 9.97              94           10.10
   $12.19 to 19.75        303                 3.34                16.77             198           17.74
                        -----                 ----               ------           -----          ------
                        4,325                 3.66               $ 4.73           2,326          $ 4.42
                        =====                 ====               ======           =====          ======

         As of December 31, 2000 and 1999, options to purchase 1,653,000 and 1,658,000 shares were exercisable at an average weighted exercise price of $5.27 and $1.87 per share, respectively.

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

                                                 Years Ended December 31,
                                            ----------------------------------
                                               2001         2000        1999
                                               ----         ----        ----
Net loss as reported....................... $(10,517)   $ (37,203)  $ (22,192)
Net loss-pro forma......................... $(14,391)   $ (42,857)  $ (23,061)
Net loss per share-as reported............. $  (0.48)   $   (2.03)  $   (2.08)
Net loss per share-pro forma............... $  (0.65)   $   (2.34)  $   (2.16)


         The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

         In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the following weighted average assumptions for grants during 2001, 2000, and 1999: dividend yield of 0%, volatility of 0% for options issued prior to the Company's Initial Public Offering, 117% in 1999, 124.7% in 2000, and 139.6% in 2001, risk-free interest rates at the date of grant, and an expected term of four years.

Employee Stock Purchase Plan

         In September 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase common stock through payroll deductions. A total of 225,000 shares have been reserved for issuance under this plan. As of December 31, 2001, no shares had been purchased and all employees have withdrawn from the plan.

10. INCOME TAXES

         Provision for income taxes for each of the years ended December 31, 2001, 2000, and 1999, was $0.

                                                       For the Years Ended
                                                --------------------------------
                                                  2001        2000         1999
                                                  ----        ----         ----
Total benefit computed by applying the
U.S. statutory rate                             -34.00%     -34.00%      -34.00%
              Permanent differences               4.77%       1.08%       11.40%
              Change in valuation allowance      29.23%      32.92%       22.60%
                                                ------      ------       ------
                                                  0.00%       0.00%        0.00%
                                                 =====       =====        =====

         Temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):


                                                       December 31,
                                                 ------------------------
                                                   2001           2000
                                                 --------       --------
Current deferred assets:
     Allowance for doubtful accounts             $    351       $     80
     Inventory reserves                               753            789
     UNICAP                                           310            666
     Unearned revenue                                  43          1,552
     Accrued liabilities                              460          1,022
     Book compensation for stock options            2,017          9,977
                                                 --------       --------
     Total current deferred assets                  3,934         14,086
     Valuation allowance                           (3,934)       (14,086)
                                                 --------       --------
                                                 $     --       $     --
                                                 ========       ========
Long-term deferred assets:
     Net operating loss carryforwards            $ 24,865       $ 21,006
     Capitalized research expenditures              8,728          7,775
     Tax credit carryforwards                       4,302          2,884
     Depreciation and amortization                    951            843
                                                 --------       --------
     Total long-term deferred assets               38,846         32,508
     Valuation allowance                         $(38,846)       (32,508)
                                                 ========       --------
                                                 $     --       $     --
                                                 ========       ========


         In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance decreased by $3,814,000 in 2001_and increased by $15,281,000 in 2000. The Company had federal and state net operating loss carry forwards of approximately $66,664,000 and $24,873,000, respectively, as of December 31, 2001 available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire in 2005 through 2021 if not utilized.

         In addition, at December 31, 2001, the Company had the following available credits to offset future tax liabilities (in thousands):

                                                        Tax         Expiration
                                                     Reporting        Dates
                                                     ---------        -----

       Federal research and development credit      $ 2,518          2007-2021
       State research and development credit        $ 1,645      No expiration
       State manufacturing investment credit          $ 140          2004-2011


         The Company's net operating loss and tax credit carry forwards may be subject to limitation in the event of ownership changes, as defined by tax laws.

11. EMPLOYEE BENEFIT PLAN

         The Company adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual compensation and the employer is allowed to make discretionary contributions. In 2001, 2000, and 1999, the Company made no employer contributions.

12. RELATED PARTY TRANSACTIONS

         See Notes 6, 10, and 14 for transactions with Sprint.

13. BUSINESS SEGMENT AND MAJOR CUSTOMERS

         The Company operates in a single industry segment and primarily sells its products to customers in the U.S. and Canada. Sales by product category during 2001 consist of 99% to wireless customers and 1% to cable customers. In 2000, 94% of sales were to wireless customers and 6% were to cable customers. In 1999, 48% of sales were to wireless customers and 52% to cable customers. Sales to international customers represented less than 1%, 24%, and 5%, of net sales in 2001, 2000, and 1999, respectively. International sales in any one geographic area other than Canada were insignificant.

         Individual customers that comprise 10% or more of the Company's gross sales are as follows:

                                                2001    2000    1999
                                                ----    ----    ----

        Sprint Corporation                      88%     54%     28%
        RCN Corporation                         --      --      31%
        Look Communications, Inc.               --      23%     --

         At December 31, 2001 and 2000, these customers accounted for $5,000 and $7,530,000, respectively, and 1%, and 98%, respectively, of total accounts receivable.

SUPPLEMENTARY FINANCIAL DATA:

HYBRID NETWORKS, INC.
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)



                                             Three Months Ended                           Three Months Ended
                                             ------------------                           ------------------
                                 Mar. 31,   June 30,   Sept. 30,   Dec. 31,    Mar. 31,    June 30,    Sept. 30,   Dec. 31,
                                  2001        2001        2001        2001        2000        2000        2000        2000
                                  ----        ----        ----        ----        ----        ----        ----        ----
Net sales                     $  5,089    $  5,465    $  9,744    $  7,628    $  1,677    $  2,747    $  5,475    $ 12,896
                              --------    --------    --------    --------    --------    --------    --------    --------

Gross profit (loss)             (1,140)      2,015       3,170       3,175        (189)     (1,558)        992         411
                              --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from
   continuing operations        (6,274)     (3,142)       (922)       (179)     (7,711)     (8,994)    (12,823)     (5,647)
                              --------    --------    --------    --------    --------    --------    --------    --------
          Net (loss)          $ (6,274)   $ (3,142)   $   (922)   $   (179)   $ (7,963)   $(10,667)   $(12,939)   $ (5,634)
                              ========    ========    ========    ========    ========    ========    ========    ========
Preferred stock dividend      $   -       $   -       $   -       $   (169)   $   -       $   -       $   -       $   -
                              --------    --------    --------    --------    ========    ========    ========    ========
 Net loss available to
        common shareholders   $ (6,274)   $ (3,142)   $   (922)   $   (348)   $ (7,963)   $(10,667)   $(12,939)   $ (5,634)
                              ========    ========    ========    ========    ========    ========    ========    ========
Earnings per share:
Basic:                        $  (0.28)   $  (0.14)   $  (0.04)   $  (0.02)   $  (0.57)   $  (0.73)   $  (0.61)   $  (0.26)
                              --------    --------    --------    --------    --------    --------    --------    --------
          Net (loss)          $  (0.28)   $  (0.14)   $  (0.04)   $  (0.02)   $  (0.57)   $  (0.73)   $  (0.61)   $  (0.26)
                              ========    ========    ========    ========    ========    ========    ========    ========
Diluted:                      $  (0.28)   $  (0.14)   $  (0.04)   $  (0.02)   $  (0.57)   $  (0.73)   $  (0.61)   $  (0.26)
                              --------    --------    --------    --------    --------    --------    --------    --------
          Net (loss)          $  (0.28)   $  (0.14)   $  (0.04)   $  (0.02)   $  (0.57)   $  (0.73)   $  (0.61)   $  (0.26)
                              ========    ========    ========    ========    ========    ========    ========    ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth certain information regarding our officers and directors as of March 14, 2002.

Directors and                        Age      Position                                         Director Since
Executive Officers

James R. Flach..................     55       Chairman of the Board                                1995
Michael D. Greenbaum (3)........     59       President, Chief Executive Officer,                  2000
                                              Chief Financial Officer and Director
Anand M. Khokha (2) ............     58       Director                                             2001
Phillip J. Kushner (2)..........     59       Director                                             2000

Gary M. Lauder (1)(2)...........     39       Director                                             1994
Cameron M. Rejali...............     40       Director                                             2001

Thomas E. Bisset (3)............     37       Vice President, Research and Development

(1) Member of the compensation committee
(2) Member of the audit committee
(3) Executive officer

          James R. Flach has been a director of Hybrid since May 1995 and served as Hybrid's acting Chief Executive Officer from November 1995 to January 1996 and from October 1999 to January 2000. In January 2000, Mr. Flach was appointed Chairman of Hybrid's board of directors. Since September 1992, Mr. Flach has been an executive partner of Accel Partners, a venture capital firm. Since September 1992, he has also been the President of Flach & Associates, a management services firm, and formerly, served as Chief Executive Officer of Redback Networks, a network products company. From May 1990 to August 1992, Mr. Flach was Vice President of Intel, serving as the General Manager of Intel's Personal Computer Enhancement Division. He holds a B.S. in Physics from Rensselaer Polytechnic Institute and an M.S. in Applied Mathematics from The Rochester Institute of Technology.

          Michael D. Greenbaum has been a Director and Chief Executive Officer of Hybrid since January 2000 and Chief Financial Officer since February 2002. Prior to joining the Company, he served as President and Chief Executive Officer of Continuity Solutions from April 1999 through December 1999. Prior to that, he was Vice President, Marketing and Sales for Netcom Online Communications, Inc. from October 1998 to March 1999. He also was Senior Vice President and General Manager for Applied Theory Communications, Inc. from 1997 to 1998, and Vice President and General Manager for Borland International from 1996 to 1997. Mr. Greenbaum holds a B.A. in History from Case Western Reserve University.

          Anand M. Khokha has been a director since June 2001. Mr. Khokha is President of Durkee/Sharlit Associates, a management consulting firm. Prior to his service with Durkee/Sharlit, Mr. Khokha was associated with Theodore Barry Associates, a national management consulting firm. Earlier affiliations include management positions with Allis Chalmers Co., the Wayerhauser Co., and the UCLA School of Management teaching staff. Mr. Khokha holds a M.B.A. from U.C.L.A., and M.S.I.E. from Purdue University, and a B.S.M.E. from Roorkee University, India.

         Phillip J. Kushner has been a director of the Company since October 2000. Mr. Kushner is a shareholder of the law firm of Greenberg Traurig P.A., and has been associated with Greenberg Truarig P.A. since November 1998. Prior to that, he practiced corporate and securities law in Dallas for more than twenty years. Mr. Kushner holds a J.D. cum laude from the University of Pittsburgh School of Law, an M.B.A. in Finance, with distinction from Harvard Business School and an A.B. in Economics and History from Brandeis University.

          Gary M. Lauder has been a director of Hybrid since October 1994. Since 1986, he has been the General Partner of Lauder Partners, a venture capital partnership formed by Mr. Lauder that focuses on advanced technologies for the cable TV marketplace. Since May 1995, Mr. Lauder has been Vice-Chairman of ICTV, Inc., a developer of interactive cable television technology. Mr. Lauder holds a B.A. in International Relations from the University of Pennsylvania, a B.S. in Economics from the Wharton School and an M.B.A. from the Stanford University Graduate School of Business.

          Cameron M. Rejali has been a director of the Company since February 2001. Mr. Rejali is Vice President, Fixed Wireless Operations, Sprint Corporation. Prior to his current position, Mr. Rejali held a number of positions within Sprint. He was Vice President of International Product and Alliance Management within Long Distance International, responsible for product management, product development and alliance strategy. Before that, Mr. Rejali was Assistant Vice President of International responsible for directing Sprint's international strategic planning efforts, and Director of Corporate Strategy, responsible for strategy development at a corporate level. Before joining Sprint, Mr. Rejali was a consultant with the management consulting firm at A.T. Kearney. Mr. Rejali holds a B.A. in Economics from Harvard University and an M.A. in Economics from the University of Chicago.

          Thomas E. Bissett, Hybrid's Vice President of Manufacturing and Support, joined the company in 1996 and has held the positions of vice president of operations and director of operations. Before this, Bissett was vice president of operations and a member of the founding team of Semaphore Communications Corp., a Xerox company that designed and manufactured network security products. He holds a master's degree in business administration from San Jose State University and master's and bachelor's degrees in mechanical engineering from the University of Utah. Bissett is a licensed professional engineer in Texas and California.

Board of Directors Committees

         Standing committees of Hybrid's board of directors include an audit committee and a compensation committee.

          Mr. Lauder, Mr. Kushner, and Mr. Khokha are the current members of the audit committee. Mr. Flach was on the audit committee until February 11, 2001 at which time he resigned from the audit committee. The audit committee met separately nine times during 2001.

         Mr. Lauder is the only current member of the compensation committee. A. Alan Kurtze was the other member of the compensation committee until his resignation from Hybrid's Board in January 2002. The compensation committee met three times during 2001, although the committee conferred informally on matters within the committee's purview during the year and addressed such matters from time to time during meetings of the board of directors. The compensation committee makes recommendations to the board of directors concerning salaries and incentive compensation for Hybrid's officers and employees. The full board of directors administers Hybrid's employee benefit plans.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth all compensation awarded to, earned by or paid for services rendered to Hybrid in all capacities during 2001 by (i) Hybrid's Chief Executive Officer; (ii) Hybrid's other executive officers (other than the Chief Executive Officer) who were serving as executive officers at December 31, 2001 and had salary and bonus for 2001 of $100,000 or more (two persons) and (iii) two individuals who were among the four most highly compensated executive officers of Hybrid during 2001 (other than the Chief Executive Officer) but who were not serving as executive officers on December 31, 2001(collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                             LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                         ANNUAL COMPENSATION                                 AWARDS
                         -------------------                                 ------
                                                                             SHARES OF COMMON
                                                              OTHER ANNUAL   STOCK UNDERLYING   ALL OTHER
NAME AND PRINCIPLE POSITIONS        YEAR    SALARY   BONUS    COMPENSATION     OPTIONS (#)     COMPENSATION
----------------------------        ----    ------   -----    ------------     -----------     ------------

Michael D. Greenbaum                2001    297,909  126,073                    405,300
President, Chief Executive Officer  2000    248,735  105,027     15,383(1)      666,667         15,383(1)

Thomas E. Bissett                   2001    165,000   67,211         --          77,300
Vice President, Research &          2000    145,925   45,738         --           3,333
Development                         1999    130,497    7,250         --         155,825

Judson W. Goldsmith (2)             2001    225,000   42,328                    125,600
Vice President, Finance             2000    220,833  144,362                         --
Chief Financial Officer             1999    175,841   17,500                    375,000

Deborah Burton (4)                  2001    218,227   51,100                    169,600
Vice President, Sales &             2000    170,665   43,997      2,540(7)      400,000          2,540(6)
Marketing

Nathan Wang (3)                     2001    111,054   38,625                    104,400
Vice President, Research &          2000    193,648   53,552     25,443(6)      400,000         25,443(5)
Development


(1) Includes temporary living expenses paid by Hybrid of $15,383 to Mr. Greenbaum.
(2) Mr. Goldsmith left the Company in January 2002.
(3) Mr. Wang left the company in July 2001.
(4) Ms. Burton left the company in November 2001.
(5) Includes moving expenses of $25,443 paid to Mr. Wang.
(6) Includes moving expenses of $2,540 paid to Ms. Burton.

Compensation Committee Interlocks and Insider Participation

         No member of the compensation committee of the board of directors during 2001 was an officer or employee of Hybrid. No executive officer of Hybrid serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on Hybrid's board of directors or compensation committee. James R. Flach was not a member of the compensation committee or the audit committee while he was an officer of the Company during the period October 1999 to January 2000.

Director Compensation

     In December 2000, the board of directors adopted a Director Compensation Program.

      All directors are reimbursed for their reasonable expenses in attending board and board committee meetings and receive fees for attending board and board committee meetings, as follows:

        o        Fee per board meeting attended in person            $2,000
        o        Fee per board meeting attended by telephone         $1,000
        o        Fee per committee meeting attended in person        $1,000
        o        Fee per committee meeting attended by phone           $500

          Each non-employee director who is not serving on the board of directors pursuant to contractual rights to nominate a member of the board of directors will be granted an option to purchase 40,000 shares of our common stock upon becoming a member of the board of directors. Also, each eligible director who became a member of the board of directors prior to the adoption of the Director Compensation Policy received an option to purchase 40,000 shares of our common stock. Upon each annual meeting, each eligible director will be granted an additional option to purchase 20,000 shares of our common stock. All options to be granted to each eligible director will have an exercise price equal to the fair market value of our common stock on the date of grant. The options have five-year terms, and will terminate three months following the date the director ceases to be a director or a consultant or 12 months if the termination is due to death or disability. All options granted to an eligible director will become initially exercisable six months after grant as to 12.5% of the aggregate number of shares granted and as to 2.0833% of the aggregate number of shares granted on each succeeding month thereafter so long as he or she continues as a member of the board of directors or as a consultant. In the event of our dissolution or liquidation or a "change in control" transaction, options granted under the plan will be 100% vested and exercisable in full.

          Furthermore, each eligible director shall receive an annual retainer fee of $20,000, payable in stock pursuant to the Company's 1997 Equity Incentive Plan at the rate of $5,000 per quarter on each April 1, July 1, October 1, and January 1 if such director served as a director on the last day of, and for more than one half of, the calendar quarter preceding each such date, with the shares to have a value, for the purpose of computing the number of shares to issue, equal to the closing price of the common stock on the last business day of the calendar quarter immediately preceding the payment date.

         Pursuant to the terms of the Director Compensation Policy discussed above, in June 2001, we granted options to purchase 40,000 shares of our common stock to Mr. Khokha at an exercise price of $0.58 per share. In May 2001, we granted to Messrs. Flach, Kushner, and Lauder, options to purchase 20,000 shares each of our common stock at an exercise price of $1.02 per share.

         As payment of their retainer fee described above, in January 2001, we granted to Messrs. Flach, Kushner and Lauder, 640 shares each of common stock; in April 2001 we granted to Messrs. Flach, Kushner and Lauder, 2,000 shares each of common stock; in July 2001 we granted to Messrs. Flach, Kushner and Lauder, 8,771 shares each of common stock; in October 2001 we granted to Messrs. Flach, Kushner, Lauder and Khokha 4,000 shares each of common stock; in January 2002 we granted to Messrs. Flach, Kushner, Lauder and Khokha 9,804 shares each of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 2001, with respect to beneficial ownership of Hybrid's common stock by (i) each stockholder Hybrid believes to be the beneficial owner of more than 5% of its common stock, (ii) each of Hybrid's current directors, (iii) each of the Named Executive Officers (as that term is defined in Part III, Item 11, above) and
(iv) all of Hybrid's current executive officers and directors as a group:

                                             NUMBER OF SHARES           PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED (1)         BENEFICIALLY OWNED
------------------------                   ----------------------         ------------------
Sprint Corporation (2)...............        7,613,068                            19.4%
  Cameron M. Rejali
Halifax Fund L.P. (3)................        6,881,333                            17.6%
Accel Partners (4)
  James R. Flach (4).................        2,631,419                             6.7%
Gary M. Lauder (5)...................          533,109                             1.4%
Michael D. Greenbaum (6).............          179,704                             0.5%
Tom Bisset (7)                                 158,434                             0.4%
Phillip J. Kushner (8) ..............           40,632                             0.1%
Anand M. Khokha (9)                             20,471                             0.1%
Judson W. Goldsmith (10)                       477,812                             1.2%
Frederick Enns (11)                            202,374                             0.5%
All current executive officers and
  directors as a group
  (9 persons)(12)....................        4,277,645                            10.9%

(1) Unless otherwise indicated below, Hybrid believes that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated below, the address of the named beneficial owner is that of Hybrid. Shares of Hybrid's common stock subject to options, warrants or convertible debentures that are currently exercisable or exercisable within 60 days of December 31, 2001, are deemed to be outstanding and to be beneficially owned by the person holding such options and/or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents (i) 4,066,446 shares of Hybrid's common stock issued in June 2000 upon conversion of 4% Convertible Class A Debentures (see Note #6 to the financial statements "Issuance of Securities to Sprint Corporation and to Other Investors"), (ii) 2,946,622 shares of Hybrid's common stock issuable upon conversion of 4% Convertible Class A Debentures which are themselves issuable upon exercise of warrants and (iii) warrants to purchase 600,000 shares in connection with the purchase of Hybrid products. Sprint's address is 2330 Shawnee Mission Parkway, Westwood, KA 66205. Cameron M. Rejali is the vice president of Broadband Wireless Products and Operations for Sprint's National Consumer organization.

(3) Represents 6,881,333 shares of Hybrid's common stock issuable upon conversion of 7,560 shares of the company's Series K Cumulative Convertible Preferred Stock (see Note 6 to the Financial Statements). Halifax's address is 195 Maplewood, NJ 07040.

(4)  Represents ownership by entities associated with Accel Partners as follows:
     759,345 outstanding shares and 8,399 shares subject to warrants or convertible debentures, held by Accel IV, L.P.; 35,575 outstanding shares and 394 shares subject to warrants or convertible debentures, held by Accel Investors '95 L.P.; 17,975 outstanding shares and 202 outstanding shares subject to warrants or convertible debentures, held by Ellmore C. Patterson Partners; 15,750 outstanding shares and 174 shares subject to warrants or convertible debentures, held by Accel Keiretsu L.P.; 155,001, 309,877, and 1,239,506 outstanding shares held by Accel Investors 99 L.P., Accel
     Internet Fund III and Accel VII L.P., respectively. 43,804 outstanding shares were held in Mr. Flach's personal account. Mr. Flach is the Chairman of the Board of Directors of Hybrid and an executive partner of Accel Partners. He holds no voting or dispositive power with respect to any of the above shares. The table also includes 45,417 shares that are subject to options exercisable within 60 days of December 31, 2001 held by Mr. Flach, granted in connection with services performed by Mr. Flach for Hybrid. The address of Mr. Flach and the Accel partnerships is 428 University Ave., Palo Alto, CA 94301.

(5) Represents (i) 514,025 outstanding shares and (ii) 19,084 shares subject to warrants or options exercisable within 60 days of December 31, 2001. Mr. Lauder is a director of Hybrid. His address is 88 Mercedes Lane, Atherton, CA 94027.

(6) Represents 78,379 outstanding shares and 101,325 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Greenbaum became the Chief Executive Officer and a director of Hybrid in January 2000.

(7) Represents 36,648 outstanding shares and 121,786 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Bissett has been Vice President, Research and Development since July 2001.

(8) Represents 25,215 outstanding shares and 15,417 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Kushner has been a director of the company since October 2000.

(9) Represents 13,804 outstanding shares and 6,667 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Khokha has been a director of the company since May 2001.

(10) Represents 20,225 outstanding shares and 457,587 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Goldsmith was Vice President of Finance, Chief Financial Officer. He left the Company in January 2002.

(11) Represents 5,034 outstanding shares and 197,340 shares subject to options exercisable within 60 days of December 31, 2001. Mr. Enns was Vice President and Chief Technical Officer of Hybrid. He left the company in February 2002.

(12) Represents (i) 3,283,540 outstanding shares and (ii) 12,836 shares subject to warrants or convertible debentures and (iii) 981,269 options exercisable within 60 days of December 31, 2001.

         The following table sets forth further information regarding option grants during 2001, pursuant to our 1997 Equity Incentive Play, to each of the named Executive officers. The table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their repective five or ten year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.


  OPTION GRANTS IN 2001

                        NUMBER OF     PERCENTAGE OF                                      Potential Realizable Value at
                        SHARES OF         TOTAL                                          Assumed Annual Rates of Stock
                       COMMON STOCK      OPTIONS                                          Price Appreciation for Option
                        UNDERLYING     GRANTED TO                                         Term(2)
                         OPTIONS      EMPLOYEES IN    EXERCISE PRICE                     ---------------------------------
NAME                   GRANTED (1)        2001          PER SHARE      EXPIRATION DATE         5%                10%
----                   ------------   -------------   --------------   ---------------   ---------------   ---------------
Michael D. Greenbaum      405,300         22.69%         4.9375           2/20/2006        $2,554,055         $3,222,902

Judson W. Goldsmith       125,600          7.03%         4.9375           2/20/2006        $  791,486         $  998,758

Deborah Burton            169,600          9.49%         4.9375           2/20/2006        $1,068,758         $1,348,641

Nathan Wang               104,400          5.84%         4.9375           2/20/2006        $  657,891         $  830,178

Thomas E. Bissett          77,300          4.33%         4.9375           2/20/2006        $  487,117         $  614,681

-----------------------
(1) Options granted in 2001 have been ISOs or NQSOs that were granted at fair market value and vest over a four-year period so long as the individual is employed by Hybrid, subject to acceleration in certain instances. The options generally expire five years from the date of grant or within 90 days after termination of employment.

(2) The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Hybrid's estimate or projection of future common stock prices.

     The following table sets forth the number of shares acquired upon the exercise of stock options during 2001 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2001. Also reported are values of "in-the-money"options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Hybrid's common stock as of December 31, 2001 as reported on the Nasdaq ($0.51):

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END VALUES


                                                                    NUMBER OF SHARES
                                                                     OF COMMON STOCK            VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                   OPTIONS AT YEAR-END           OPTIONS AT YEAR-END
                            SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                        ON EXERCISE(#)    VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        ---------------   --------------   -----------   -------------   -----------   -------------
Michael D. Greenbaum               --            $      --        84,437        320,863        $    --         $   --

Judson W. Goldsmith            11,000            $  12,300       425,271        284,329        $ 1,838         $  802

Deborah Burton                     --            $      --       167,077             --        $    --         $   --

Nathan Wang                        --            $      --            --             --        $    --         $   --

Thomas E. Bissett                  --            $      --       116,075         94,548        $   558         $   --



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective July 3, 2001, Sprint committed to purchase an additional $9.6 million of our products under terms that were different from those agreed to in the master purchase agreement dated May 1, 2000. In connection with this commitment, we issued to Sprint warrants to purchase up to 600,000 shares of our common stock at $1.20 per share. All of the shipments relating to these purchase warrants were made during the quarter ending September 30, 2001. These purchases were not subject to acceptance criteria. In accordance with SFAS 123 and utilizing the Black-Scholes valuation model, we determined that the estimated value of these purchase warrants was $740,000 and this amount was applied as a sales discount during the quarter ending September 30, 2001.

     Except for (i) the compensation arrangements described in the section entitled "Executive Compensation" and (ii) the transactions described below, from January 1, 2001 to the present, there has been no (and there is not currently proposed), transaction or series of similar transactions to which Hybrid was (or is to be) a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of Hybrid's common stock (or any member of the immediate family of any of the foregoing persons) had (or will have) a direct or indirect interest.

Retention Agreements

         In January 2000, Hybrid's board of directors entered into an agreement with Michael D. Greenbaum, the Company's Chief Executive Officer whereby Mr. Greenbaum would receive a base salary, be eligible for a bonus, would be entitled to severance pay and would receive options to purchase up to 500,000 shares of Hybrid's common stock with normal vesting (except that, subject to further discussion with the Company's legal counsel, there would be 18 months' acceleration on termination of employment by the Company). In August 2001, Hybrid's board of directors entered into a Change of Control Bonus Agreement with Mr. Greenbaum whereby in the event of a change of control, as defined, Mr. Greenbaum would be entitled to a bonus in the amount of $500,000. In October 2001, the board approved an option exchange for Mr. Greenbaum, whereby options held by Mr. Greenbaum were cancelled in exchange for a new stock option to be granted in April 2002.

Separation Agreements

         In November 2001, Hybrid entered into a separation agreement with Deborah Burton, Hybrid's Vice President, Sales and Marketing, which provided for a severance payment equivalent to approximately four months salary plus two prior quarters of executive bonuses.

         In January 2002, Hybrid entered into a separation agreement with Judson
W. Goldsmith, Hybrid's Chief Financial Officer, which provided for continued payment of his full salary during a transition period after the appointment of a new Chief Financial Officer, and to be followed by a period of part time employment until a final termination date in July 2002. Mr. Goldsmith continued to be eligible for a $125,000 change of control bonus as provided for in his original offer letter of November 1998, but only if such change of control occurred prior to the July 2002 termination date.

         In February 2002, Hybrid entered into a separation agreement with Frederick Enns, Hybrid's Chief Technical Officer, which provided for a severance payment of three months salary. Mr. Enns relinquished the change of control bonus provisions contained in an earlier retention bonus agreement.

         In February 2002, Hybrid entered into a separation agreement with Scott
D. McDonald, who had been Hybrid's Chief Financial Officer from January 2002. Under the agreement, Mr. McDonald was allowed to retain a $50,000 signing bonus.

Arrangements Regarding Board of Directors

         Mr. Rejali was appointed as director of Hybrid in February 2001 to fill the vacancy created upon the resignation of Timothy Sutton. If Mr. Rejali resigns or is terminated as a director, Hybrid has agreed to use its best efforts to cause Sprint's nominees to take their place as a member of the board of directors. Sprint has the right to appoint one additional director following the resignation of its nominee, Mr. Kurtze, in January 2002. Sprint has not exercised its right to nominate a director for this position. Sprint holds a debenture that is convertible at any time, at Sprint's election, into shares of a newly created series of Hybrid preferred stock pursuant to which Sprint, as the holder of such stock, will have the right to elect two of Hybrid's five directors as well as certain other voting rights. Sprint has not yet exercised that debenture, and no preferred stock is outstanding.

         Under Hybrid's agreement with Sprint, Hybrid has also granted to Sprint, certain veto rights and other rights and privileges. For a more detailed description of the securities issued by Hybrid to Sprint and the rights and privileges granted to Sprint, please see Note 6 to the financial statements on page 30 "Insurance of Securities to Sprint Corporation and to other Investors."

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of the Report:                         Page No.
                                                                       --------
        1.   FINANCIAL STATEMENTS. See the Index to Financial
               Statements at Item 8 of this Report..............         18
        2.   FINANCIAL STATEMENT SCHEDULES.
               Schedules not listed below have been omitted
               because they are not applicable or are not
               required or the information required to be set
               forth in those schedules is included in the
               financial statements or related notes.
             Schedule II-Valuation and qualifying accounts......         52

        3. EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

                                                                                           Incorporated by Reference
                                                                                           -------------------------
                                                                                               Date of
Exhibit   Exhibit                                                                              First         Exhibit       Filed
Number    Description                                                   Form      File No.     Filing        Number       Herewith
------    -----------                                                   ----      --------     ------        ------       --------
3.01      Registrant's Amended and Restated Certificate of               S-1     333-36001     11/11/97      3.03
          Incorporation.
3.02      Certificate of Designations of Series J Non-Convertible        8-K     000-23289     09/24/99       3.1
          Preferred Stock of the Registrant.
3.03      Certificate of Designations of Series K Cumulative            10-Q     000-23289     08/14/01      3.01
          Convertible Preferred Stock of the Registrant.
3.04      Registrant's Amended and Restated Bylaws, as adopted on       10-K     000-23289     03/30/01      3.03
          March 22, 2001.
4.01      Form of Specimen Stock Certificate representing shares of      S-1     333-36001     11/11/97      4.01
          Registrant's Common Stock.
4.02      Securities Purchase Agreement between Halifax Fund, L.P.       8-K     000-23289     02/22/01      4.01
          and the Registrant, dated as of February 16, 2001.
4.03      Form of Common Stock Purchase Warrant, dated as of             8-K     000-23289     02/22/01      4.03
          February 16, 2001.
4.04      Exchange Agreement between Halifax Fund, L.P. and the         10-Q     000-23289     08/14/01      4.01
          Registrant, dated as of August 13, 2001.
4.05      Registration Rights Agreement between Halifax Fund, L.P.      10-Q     000-23289     08/14/01      4.02
          and the Registrant, dated as of August 13, 2001.
10.01     Amended and Restated Investors Rights Agreement dated as       S-1     333-36001     11/11/97     10.01
          of September 18, 1997, between Registrant and certain
          investors, as amended, October 13, 1997, and as amended
          November 6, 1997.
10.02     Registrant's 1993 Equity Incentive Plan. (2)                   S-1     333-36001     11/11/97     10.02
10.03     Registrant's 1996 Equity Incentive Plan. (2)                   S-1     333-36001     11/11/97     10.03


                                                                                           Incorporated by Reference
                                                                                           -------------------------
                                                                                               Date of
Exhibit   Exhibit                                                                              First         Exhibit       Filed
Number    Description                                                   Form      File No.     Filing        Number       Herewith
------    -----------                                                   ----      --------     ------        ------       --------
10.04     Registrant's Executive Officer Incentive Plan. (2)             S-1     333-36001      11/11/97    10.04
10.05     Registrant's 1997 Equity Incentive Plan. (2)                   S-1     333-36001      11/11/97    10.05
10.06     Registrant's 1997 Directors Stock Option Plan. (2)             S-1     333-36001      11/11/97    10.06
10.07     Registrant's 1997 Employee Stock Purchase Plan. (2)            S-1     333-36001      11/11/97    10.07
10.08     Registrant's 1999 Stock Option Plan. (2)                      10-K     000-23289      03/24/00    10.08
10.09     Registrant's 1999 Officer Stock Option Plan. (2)              10-K     000-23289      03/24/00    10.09
10.10     Form of Indemnity Agreement entered into by Registrant         S-1     333-36001      11/11/97    10.08
          with each of its directors and executive officers. (2)
10.11     Employment Letter from the Registrant to Michael D.           10-Q     000-23289      05/11/00     10.1
          Greenbaum, Dated January 12, 2000. (2)
10.12     Senior Secured Convertible $5.5 Million Debenture              S-1     333-36001     11/11/97     10.12
          Purchase Agreement between Registrant and London Pacific
          Life & Annuity Company, Dated April 30, 1997, and related
          Senior Secured Convertible $5.5 Million Debenture Due
          2002 and Security Agreement.
10.15     Collaboration Agreement among Registrant, Sharp                S-1     333-36001     11/11/97     10.15
          Corporation and Itochu Corporation, dated November 25,
          1996 and Addendum No. 1 thereto, dated November 25, 1996.
10.16     Sales and Purchase Agreement between Registrant and            S-1     333-36001     11/11/97     10.16
          Itochu Corporation, Dated January 10, 1997. (1)
10.17     Stipulation of settlement dated March 3, 1999, between        10-K     000-23289     03/24/00     10.17
          the Registrant and lead counsel for the plaintiffs in
          class action litigation against the Registrant.
10.24     Sublease between the Registrant and Viking Freight, Inc.,      S-4     333-52083     05/07/98     10.24
          dat5ed February 9, 1998.
10.26     Employment Letter from the Registrant to Judson W.            10-K     000-23289     06/14/99     10.26
          Goldsmith dated November 12, 1998. (2)
10.27     Product Purchase Agreement between the Registrant and RCN     10-K     000-23289     06/14/99     10.27
          Operating Services, Inc., dated June 30, 1997.
10.28     Securities Purchase Agreement between Sprint Corporation       8-K     000-23289     09/24/99      10.1
          and the Registrant, dated August 30, 1999.
10.29     Warrant Agreement between Sprint Corporation and the           8-K     000-23289     09/24/99      10.2
          Registrant, dated as of September 9, 1999.



                                                                                           Incorporated by Reference
                                                                                           -------------------------
                                                                                               Date of
Exhibit   Exhibit                                                                              First         Exhibit       Filed
Number    Description                                                   Form      File No.     Filing        Number       Herewith
------    -----------                                                   ----      --------     ------        ------       --------
10.30     Amendment to Warrant Agreement between Sprint Corporation     10-K     000-23289     03/30/01     10.30
          and the Registrant dated as of April 21, 2000.
10.31     1999 Amended and Restated Investor Rights Agreement            8-K     000-23289     09/24/99      10.3
10.32     Amendment to 1999 Amended and Restated Investor Rights        10-K     000-23289     03/30/01     10.32
          Agreement
10.33     Form of 4% Convertible Class A Debenture due 2009.             8-K     000-23289     09/24/99      10.4
10.34     Form of 4% Convertible Class B Debenture due 2009.             8-K     000-23289     09/24/99      10.5
10.35     Securities Purchase Agreement between the Registrant and       8-K     000-23289     09/24/99      10.6
          certain investors, dated as of August 30, 1999.
10.36     Form of 4% Convertible Debenture due 2009.                     8-K     000-23289     09/24/99      10.7
10.37     Purchase of Equipment and Services Agreement between           8-K     000-23289     05/10/00      10.8
          Sprint/United Management Company and the Registrant,
          dated May 1, 2000.
10.38     Amendment #1 to Purchase of Equipment and Services            10-K     000-23289     03/30/01     10.38
          Agreement between Sprint/United Management Company and the
          Registrant, effective as of December 22, 2000.
10.39     Amendment #2 to Purchase of Equipment and Services            10-K     000-23289     03/30/01     10.39
          Agreement between Sprint/United Management Company and the
          Registrant, effective as of December 22, 2000.                  --            --           --        --           X
10.40     Change of Control Bonus Agreement entered into by                                                                 X
          Registrant and Michael D. Greenbaum dated as of August 30,
          2001. (2)                                                       --            --           --        --           X
10.41     Sprint Amendment #3 and Warrant Agreement of August 2001                                                          X
23.01     Consent of Independent Auditors.                                --            --           --        --           X

          (1) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.

          (2) Represents a management agreement or compensatory plan.

(b) Reports on Form 8-K

          We have filed the following current reports on Form 8-K since September 30, 2001:

         1. On November 6, 2001, we filed a current report on Form 8-K to report that our fixed broadband wireless system has been commercially launched in Montgomery, Alabama by WorldCom.

         2. On November 7, 2001, we filed a current report on Form 8-K to report that our fixed broadband wireless system has been commercially launched in Tallahassee, Florida by WorldCom.

         3. On November 8, 2001, we filed a current report on Form 8-K to report that Michael D. Greenbaum, the Company's president and CEO, assumed the responsibilities of Deborah L. Burton, the former vice president of sales and marketing of the Company.

         4. On December 3, 2001, we filed a current report on Form 8-K to report that the Nasdaq Listing Qualifications Panel determined that the Company has evidenced compliance with the Nasdaq Small Cap Market continued listing requirements and that the Company's securities would continue to be listed on the Nasdaq Small Cap Market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2002               HYBRID NETWORKS, INC.

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

                  Name                                 Title                                 Date
PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

 /s/ Michael D. Greenbaum                      Chief Executive Officer, Director           March 21, 2002
--------------------------------
     Michael D. Greenbaum

PRINCIPAL ACCOUNTING OFFICER

 /s/ Burke A. Ferrari                          Controller                                  March 21, 2002
--------------------------------
     Burke A. Ferrari

ADDITIONAL DIRECTORS

 /s/ James R. Flach                            Chairman, Board of Directors                March 21, 2002
--------------------------------
     James R. Flach

 /s/ Anand Khokha                              Director                                    March 21, 2002
--------------------------------
     Anand Khokha

 /s/ Phillip J. Kushner                        Director                                    March 21, 2002
--------------------------------
     Phillip J. Kushner

 /s/ Gary M. Lauder                            Director                                    March 21, 2002
--------------------------------
     Gary M. Lauder

 /s/ Cameron M. Rejali                         Director                                    March 21, 2002
--------------------------------
     Cameron M. Rejali

HYBRID NETWORKS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           Additions     Additions
                             Balance at     Charged       Charged                      Balance
                              Beginning   to Costs and    to Other                      at End
 For the year ended:          of Period     Expenses      Accounts      Deductions     of Period
                            -----------   ----------     ----------    ------------   ----------
December 31, 2001               $  200         $ 681          --             --        $  881
December 31, 2000                  200            --          --             --           200
December 31, 1999                  200            --          --             --           200



 INVENTORY RESERVES

                                           Additions     Additions
                             Balance at     Charged       Charged                      Balance
                              Beginning   to Costs and    to Other                      at End
 For the year ended:          of Period     Expenses      Accounts      Deductions     of Period
                            -----------   ----------     ----------    ------------   ----------

December 31, 2001               $ 1,980        $ 866        $ --         $  (957)      $ 1,889
December 31, 2000                 2,842          235          --          (1,097)        1,980
December 31, 1999                 3,135          529          --            (822)        2,842