Form 10-Q
period 2002-03-31
HYBRID NETWORKS INC
filed 2002-05-01
CIK 900091

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002.

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

Common shares outstanding at March 31, 2002: 22,788,385

================================================================================

                              HYBRID NETWORKS, INC.
                                      INDEX

                                                                                                           PAGE
PART 1. FINANCIAL INFORMATION                                                                               NO.

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Statement of Net Liabilities In Liquidation as of March 31, 2002.                3

                  Condensed Balance Sheet as of December 31, 2001                                            4

                  Condensed Statement of Operations as of March 31, 2002 and March 31, 2001                  5

                  Condensed Statement of Cash Flows for the Three Months Ended March 31, 2002 and
                  March 31, 2001                                                                             6

                  Notes to Unaudited Condensed Financial Statements                                          7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                  8

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 10

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                           11

SIGNATURES                                                                                                   12

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" or "Hybrid" refer to Hybrid Networks, Inc., a Delaware corporation.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CONDENSED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                             (amounts in thousands)
                                  (unaudited)

                                                                          March 31,
                                                                          ---------
                                                                             2002
                                                                             ----
ASSETS
      Cash & cash equivalents                                              $   546
      Accounts receivable                                                      250
      Inventories                                                              506
      Fixed assets                                                             425
      Prepaid expenses and other current assets                                393
                                                                           -------
Total assets in liquidation                                                $ 2,120
                                                                           =======
LIABILITIES
      Accounts payable and other liabilities                               $ 1,451
      Convertible debentures                                                 5,501
      Series K redeemable convertible preferred stock, $.001 par value:
      8 shares authorized, issued and outstanding, at liquidation value      7,846
                                                                           -------
Total liabilities in liquidation                                            14,798

NET LIABILITIES IN LIQUIDATION                                             $12,678
                                                                           =======

See accompanying notes to condensed financial statements.

HYBRID NETWORKS, INC.

                             CONDENSED BALANCE SHEET
                              (GOING-CONCERN BASIS)
                             (amounts in thousands)

                                                                                        December 31,
                                                                                        ------------
                                                                                            2001
                                                                                            ----
ASSETS
Current assets:
     Cash and cash equivalents                                                           $   4,506
     Accounts receivable, net of allowance for doubtful accounts of $881                       531
     Inventories, net                                                                        3,843
     Prepaid expenses and other current assets                                                 520
                                                                                         ---------
              Total current assets                                                           9,400
Property and equipment, net                                                                  1,700
Intangibles and other assets                                                                   119
                                                                                         ---------
              Total assets                                                               $  11,219
                                                                                         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                        1,686
     Convertible debenture                                                                   5,500
     Accrued liabilities and other current liabilities                                       1,478
                                                                                         ---------
              Total current liabilities                                                      8,664
Convertible debentures                                                                           1
Other long-term liabilities                                                                    138
                                                                                         ---------
              Total liabilities                                                              8,803

Series K redeemable convertible preferred stock, $.001 par value: 8 shares authorized,
              issued and outstanding (liquidation value $7,846)                              7,560

Stockholders' deficit:
     Convertible preferred stock, $.001 par value:
          Authorized: 4,992 shares; Issued and outstanding: no shares                         --
     Common stock, $.001 par value: Authorized: 100,000 shares;
          Issued and outstanding: 22,743 shares                                                 23
     Additional paid-in capital                                                            128,314
     Accumulated deficit                                                                  (133,481)
                                                                                         ---------
              Total stockholders' deficit                                                   (5,144)
                                                                                         ---------
              Total liabilities and stockholders' deficit                                $  11,219
                                                                                         =========
*Condensed from audited financial statements

See accompanying notes to condensed financial statements

Hybrid Networks, Inc.

                        CONDENSED STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                (amounts in thousands, except per share amounts)
                                   (unaudited)
                                                          Three Months Ended
                                                          ------------------
                                                         March 31,   March 31,
                                                         ---------   ---------
                                                           2002        2001
                                                           ----        ----

Net sales                                                $    917    $  5,089
Cost of sales                                                 695       6,229
                                                         --------    --------
Gross income (loss)                                           222      (1,140)
                                                         --------    --------
Operating expenses:
     Research and development                               1,638       1,884
     Sales and marketing                                      385         796
     General and administrative                             1,018       1,822
     Impairment charges, adjustments to adopt
        liquidation basis accounting                        4,336        --
                                                         --------    --------
Total operating expenses                                    7,377       4,502
                                                         --------    --------
Loss from operations                                       (7,155)     (5,642)
     Interest income and other expense, net                    14          24
     Interest expense                                        (190)       (656)
                                                         --------    --------
NET LOSS                                                 $ (7,331)   $ (6,274)
                                                         ========    ========

Basic and diluted net loss per share                     $  (0.32)   $  (0.28)
Shares used in basic and diluted per share calculation     22,777      22,059

See accompanying notes to condensed financial statements

Hybrid Networks, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)
                             (amounts in thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2002        2001
                                                                                  ----        ----
Cash flows from operating activities:
  Net loss                                                                      $(7,331)   $(6,274)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Impairment charge and adoption of liquidation basis accounting           4,194       --
         Depreciation and amortization                                              283        267
         Amortization of discount relative to convertible debenture                --          375
         Stock for services                                                         (13)        30
         Compensation recognized on issuance of stock and stock options              67        221
         Interest added to principal of convertible debentures                     --           52
         Provision for excess and obsolete inventory                               --          (96)
Change in assets and liabilities:
         Accounts receivable                                                        281      3,133
         Inventories                                                                337        694
         Prepaid expenses and other assets                                          130       (778)
         Accounts payable                                                        (1,345)    (1,724)
         Other long term liabilities                                                  2          2
         Accrued liabilities and other                                             (542)       374
                                                                                -------    -------
       Net cash used in operating activities                                     (3,937)    (3,724)
                                                                                -------    -------
Cash flows from investing activities:
     Purchase of property and equipment                                             (53)      (201)
                                                                                -------    -------
       Net cash used in investing activities                                        (53)      (201)
                                                                                -------    -------
Cash flows from financing activities:
     Proceeds from issuance of convertible debenture                               --        7,500
     Repayment of capital lease obligations                                        --          (25)
     Net proceeds from issuance of common stock                                      30        200
                                                                                -------    -------
       Net cash provided by financing activities                                     30      7,675
                                                                                -------    -------
Increase (Decrease) in cash and cash equivalents                                 (3,960)     3,750
Cash and cash equivalents, beginning of period                                    4,506      1,878
                                                                                -------    -------
Cash and cash equivalents, end of period                                        $   546    $ 5,628
                                                                                -------    -------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Discount relative to convertible debenture                                     --      $ 5,999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                    --            1
  Income taxes paid                                                                --         --

                              HYBRID NETWORKS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         On March 28, 2002, in a filing with the SEC on Form 8-K, the Company announced that its efforts to complete a sale or merger had not been successful, that it expected revenue for the quarter ending March 31, 2002 to be less than $700,000, and that it had no backlog for future periods. Further, the Company announced that it was eliminating approximately 80% of its then remaining staff and that it did not foresee having sufficient liquid assets to continue operation beyond April 30, 2002. As a result, the Company announced its intention to pursue an orderly cessation of its operations. The Company does not have sufficient cash to repay a $5.5 million convertible debenture due on April 30, 2002 and it expects that the debenture holder will acquire essentially all of the Company's assets through a foreclosure sale. As a result, the Company changed its basis of accounting effective March 31, 2002 (and for the period ending subsequent to that date) from the going concern basis to a liquidation basis in accordance with generally accepted accounting principles ("GAAP"). Consequently at March 31, 2002, assets have been reported at estimated net realizable value, assuming an orderly liquidation. Liabilities are presented based on historical carrying amounts as the satisfaction of liabilities is currently subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value at March 31, 2002. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. Differences between the estimated revalued amounts of assets and liabilities and actual cash transactions and other events after March 31, 2002 will be recognized in the period in which they are subject to reasonable estimation in accordance with GAAP.

         The accompanying condensed statement of net liabilities in liquidation at March 31, 2002, the condensed statements of operations for the three month periods ended March 31, 2002 and 2001, and the statements of cash flows for the three month periods ended March 31, 2002 and 2001 are unaudited. Except for the statement of net liabilities in liquidation, these financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments which (except as described in these notes to unaudited condensed financial statements) are only of a normal recurring nature and which are necessary for a fair presentation of the net liabilities in liquidation, cash flows, and results of operations for such periods. Except for the statement of net liabilities in liquidation, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

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

OVERVIEW

          On March 28, 2002, in a filing with the SEC on Form 8-K, the Company announced that its efforts to complete a sale or merger had not been successful, that it expected revenue for the quarter ending March 31, 2002 to be less than $700,000, and that it had no backlog for future periods. Further, the Company announced that it was eliminating approximately 80% of its then remaining staff and that it did not foresee having sufficient liquid assets to continue operation beyond April 30, 2002. As a result, the Company announced its intention to pursue an orderly cessation of its operations. The Company does not have sufficient cash to pay off a $5.5 million convertible debenture due on April 30, 2002 and it expects that the debenture holder will acquire essentially all of the Company's assets through a foreclosure sale. As a result, the Company changed its basis of accounting effective March 31, 2002 (and for the period ending subsequent to that date) from the going concern basis to a liquidation basis in accordance with generally accepted accounting principles ("GAAP"). Consequently at March 31, 2002, assets have been reported at estimated net realizable value, assuming an orderly liquidation. Liabilities are presented based on historical carrying amounts as the satisfaction of liabilities is currently subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value at March 31, 2002. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. Differences between the estimated revalued amounts of assets and liabilities and actual cash transactions and other events after March 31, 2002 will be recognized in the period in which they are subject to reasonable estimation in accordance with GAAP.

          OUR LIABILITIES, INCLUDING A $5.5 MILLION DEBENTURE DUE APRIL 30, 2002, EXCEEDED OUR CASH AND CASH EQUIVALENTS BY APPROXIMATELY $6.4 MILLION AT MARCH 31, 2002. OUR EFFORTS TO CONSUMMATE A SALE OR MERGER HAVE BEEN UNSUCCESSFUL AND WE HAVE NOTIFIED THE DEBENTURE HOLDER THAT WE DO NOT EXPECT TO BE ABLE TO REPAY THE DEBENTURE WHEN IT BECOMES DUE ON APRIL 30, 2002. AS A RESULT, WE EXPECT THAT THE DEBENTURE HOLDER WILL DECLARE A DEFAULT AND PROCEED TO FORECLOSE ON THEIR COLLATERAL, WHICH CONSISTS OF ESSENTIALLY ALL OF THE ASSETS OF THE COMPANY. THE PROCEEDS FROM THE CONVERSION OF THESE ASSETS MAY NOT BE SUFFICIENT TO SATISFY THE FULL AMOUNT OF THE SECURED LENDERS $5.5 MILLION DEBENTURE.

RESULTS OF OPERATIONS

         A comparison of the results of operations between fiscal periods would not be helpful to investors due to the announced intention to pursue an orderly cessation of its operations. The Company has implemented liquidation basis accounting effective March 31, 2002.

          For the three months ended March 31, 2002, the Company expended $1.6 million on research and development activities that primarily involved the use of engineering assets to (1) complete software bug fixes on Company products that were already in the field and (2) work on the certification process for a proposed sale to the Peoples Republic of China. The proposed sale did not materialize. Expenditures for sales and marketing activities were related to personnel costs incurred in connection with collection activities and with normal sales activity ($107,000), expenses in connection with trade shows during the period ($66,000) and allocation to the sales and marketing department of a portion of the overall facilities expense for the Company.

         The Company has entered into employment agreements with five key executives that provide for payment of a total of $216,000 in exchange for retaining those executives' services for periods of up to 90 days after the end of the first quarter of 2002.

         In connection with the adoption of liquidation accounting discussed above, the Company recognized impairment charges of $4.3 million for the three months ended March 31, 2002. The Company recognized $4.0 million in asset impairment and adjustments to adopt liquidation basis accounting, $0.1 million in lease rejection costs, and the adjustments of certain liabilities of $0.2 million. Although legal fees and other administrative expenses to complete the cessation of operations may be significant, they are not susceptible to reasonable estimation at this time.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has recognized the interests of the secured convertible debenture holder and it is working with the holder to maximize the realized value of various Company assets. The Company believes that it has sufficient cash reserves to continue to operate on a limited basis until such time as the holder acquires its assets through foreclosure.

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

         WE DO NOT HAVE SUFFICIENT CASH TO CONTINUE OUR OPERATIONS.

          Our liabilities, including a $5.5 million debenture due April 30, 2002, exceeded our cash and cash equivalents by approximately $6.4 million at March 31, 2002. We will not have sufficient cash to repay the $5.5 million debenture upon its maturity. We expect the debenture holder to declare a default at that time and to proceed to take possession of our assets. Essentially all of our assets are pledged to the debenture holder as collateral for the obligation. Accordingly, and in anticipation of the foreclosure, we are in the process of an orderly close down of the business. The proceeds of the conversion of the assets by the debenture holder may not be sufficient to satisfy the full $5.5 million debenture.

         OUR STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET ON APRIL 8, 2002 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

         Our stock was delisted from trading on the Nasdaq Stock Market on April 8, 2002. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as the Pink Sheets, that handle high-risk ventures.


         SHARES OF OUR SERIES K PREFERRED STOCK WILL BE ENTITLED TO RECEIVE $1,000 PER SHARE BEFORE ANY DISTRIBUTION OF FUNDS IS MADE TO HOLDERS OF OUR COMMON STOCK.

         If there are any proceeds left after the debenture holder takes possession of our assets, pursuant to our Certificate of Designation of Rights, Preferences and Privileges of Series K Preferred Stock, as amended, as filed with the Secretary of State of Delaware on October 17, 2001, upon our liquidation or dissolution holders of shares of our Series K Preferred Stock will be entitled to receive $1,000 per share before any distribution of funds is made to holders of our Common Stock. Series K stockholders are also entitled to receive accrued but unpaid dividends declared by the Board of Directors on our Common Stock, but no such dividends have ever been declared. Based on the foregoing, approximately $7,560,000 would be paid to the holders of 7,560 shares of Series K Preferred Stock that are outstanding before we distribute to all stockholders any proceeds remaining from the sale of our assets.

         WE NO LONGER HAVE QUALIFIED PERSONNEL TO CONTINUE NORMAL OPERATIONS.

         To conserve our cash position in the first quarter of 2002, we had a reduction in force of 80% of our employees. We currently have 10 employees. Even if the demand for our products were to increase significantly in the short term, we would not be able to satisfy such demand with our reduced workforce.

         AFTER THE COMPANY'S WIND-DOWN THERE MAY BE NO CASH TO DISTRIBUTE TO OUR STOCKHOLDERS.

         Based on our current valuation of all of our assets as compared to the amount of liabilities and obligations we have, we do not anticipate that that there will be any proceeds available to distribute to the stockholders after the debenture holder has taken possession of our assets.

         If the available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, as we anticipate, we will not be able to distribute any cash to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                            PART II. OTHER INFORMTION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.               Description of Exhibit

         10.01.1 Employment letter from the Registrant to Michael D. Greenbaum dated March 29, 2002.

         10.01.2 Employment letter from the Registrant to John Wong dated March 28, 2002.

         10.01.3 Employment letter from the Registrant to William Given dated March 28, 2002.

         10.01.4 Employment letter from the Registrant to Burke Ferrari dated March 28, 2002.

         10.01.5 Employment letter from the Registrant to Thomas Bissett dated March 28, 2002.

    (b)  Reports on Form 8-K


         The following reports on Form 8-K has been filed by the Company since December 31, 2001.

         1. On March 28, 2002, the company reported under Item 5 "Other Events" that the Company was reducing its work force by eliminating approximately 80% of its remaining staff and that it did not foresee having sufficient liquid assets to continue operation beyond April 30, 2002 and that, therefore, the Company intended to pursue an orderly cessation of its operations.

         2. On April 4, 2002, the company reported under Item 5 "Other Events" that the Company had received a Staff Determination letter dated March 28, 2002 from the Nasdaq Stock market notifying the Company that Nasdaq planned to de-list the Company from the Nasdaq Stock Market on April 8, 2002.

                              HYBRID NETWORKS, INC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 1, 2002            HYBRID NETWORKS, INC.


                             /s/ Michael D. Greenbaum
                             -------------------------------------------
                             Michael D. Greenbaum
                             Chief Executive Officer and Chief Financial Officer


                             /s/ Burke A. Ferrari
                             -------------------------------------------
                             Burke A. Ferrari

                             Controller and Principal Accounting Officer